Form 10-K
period 2006-12-31
Structured Adjustable Rate Mortgage Loan Trust Series 2006-4
filed 2007-03-30
CIK 1361491

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the transition period from                   to

       Commission file number:  333-129480-06

       Structured Adjustable Rate Mortgage Loan Trust, Series 2006-4 (exact name of issuing entity as specified in its charter)

       Structured Asset Securities Corporation (depositor)
       (exact name of the Registrant as specified in its charter)

       Lehman Brothers Holdings Inc.
       (exact name of the sponsor as specified in its charter)


  Delaware                                           74-2440850
  (State or other jurisdiction of                    (I.R.S Employer
  incorporation or organization)                     Identification No.)



  745 Seventh Avenue, 7th Floor
   New York, NY                               10019
  (Address of principal executive offices)    (Zip Code)

  Registrant's telephone number, including area code: (212) 526-7000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                X


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

       Not applicable.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2006.

       Not applicable.



     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or
  (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).


        None


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



           ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTION J

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            None.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



            None.



  Item 1117 of Regulation AB, Legal Proceedings.

            None.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            Information required by Item 1119 has been omitted from this annual report on Form 10-K because it is substantially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-K.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

            See Item 15 Exhibits (33) and (34).

            Wells Fargo Bank, N.A.'s [Servicer] report on assessment of compliance with servicing criteria, attached to this report on Form 10-K as Exhibit 33[n], and the related registered public accounting firm's attestation report, attached to this report on Form 10-K as
            Exhibit 34[n], identify the following material instances of noncompliance with the servicing criteria: With respect to Item 1122(d)(3)(i), the Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided; with respect to
            Item 1122(d)(4)(vii), the Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.

            Wells Fargo Bank, N.A.'s [Securities Administrator] report on assessment of compliance with servicing criteria, attached to this report on Form 10-K as Exhibit 33[o], and the related registered public accounting firm's attestation report, attached to this report
            Exhibit 34[o], identify the following material instance of noncompliance with the servicing criteria: With respect to Item 1122(d)(3)(i), certain monthly investor or remittance reports included errors in the calculation and/or reporting of delinquencies for the pool assets.

            Wells Fargo Bank, N.A.'s [Paying Agent] report on assessment of compliance with servicing criteria, attached to this report on Form 10-K as Exhibit 33[p], and the related registered public accounting firm's attestation report, attached to this report on Form 10-K as
            Exhibit 34[p], identify the following material instance of noncompliance with the servicing criteria: With respect to Item 1122(d)(3)(i), certain monthly investor or remittance reports included errors in the calculation and/or reporting of delinquencies for the pool assets.



  Item 1123 of Regulation AB, Servicer Compliance Statement.


            See item 15 exhibit (35)



                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

   (4) Trust Agreement dated as of April 1, 2006, among Structured Asset Securities Corporation, as Depositor, Aurora Loan Services LLC, as Master Servicer, Wells Fargo Bank, N.A., as Securities Administrator, and U.S. Bank National Association, as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 12, 2006).


   (10) Incorporate by reference as Exhibit (4).


   (31) Rule 13a-14(d)/15d-14(d) Certifications.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Aurora Loan Services LLC, as Servicer <F1>
      b) Aurora Loan Services LLC, as Master Servicer <F1>
      c) Countrywide Home Loans Servicing LP, as Servicer <F1>
      d) Deutsche Bank National Trust Company, as Custodian <F1>
      e) Deutsche Bank National Trust Company as Sub-Contractor for IndyMac Bank, F.S.B. <F1>
      f) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Aurora
         Loan Services, LLC <F1>
      g) IndyMac Bank, F.S.B., as Servicer <F1>
      h) LaSalle Bank, National Association, as Custodian <F1>
      i) Newport Management Corporation as Sub-Contractor for Aurora Loan Services LLC <F1>
      j) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B. <F1>
      k) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      l) U.S. Bank, National Association, as Trustee <F1>
      m) U.S. Bank, National Association, as Custodian <F1>
      n) Wells Fargo Bank, N.A., as Servicer <F1>
      o) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      p) Wells Fargo Bank, N.A., as Paying Agent <F1>
      q) Wells Fargo Bank, N.A., as Custodian <F1>
      r) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Aurora Loan Services LLC, as Servicer <F1>
      b) Aurora Loan Services LLC, as Master Servicer <F1>
      c) Countrywide Home Loans Servicing LP, as Servicer <F1>
      d) Deutsche Bank National Trust Company, as Custodian <F1>
      e) Deutsche Bank National Trust Company as Sub-Contractor for IndyMac Bank, F.S.B. <F1>
      f) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Aurora
         Loan Services, LLC <F1>
      g) IndyMac Bank, F.S.B., as Servicer <F1>
      h) LaSalle Bank, National Association, as Custodian <F1>
      i) Newport Management Corporation as Sub-Contractor for Aurora Loan Services LLC <F1>
      j) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B. <F1>
      k) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      l) U.S. Bank, National Association, as Trustee <F1>
      m) U.S. Bank, National Association, as Custodian <F1>
      n) Wells Fargo Bank, N.A., as Servicer <F1>
      o) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      p) Wells Fargo Bank, N.A., as Paying Agent <F1>
      q) Wells Fargo Bank, N.A., as Custodian <F1>
      r) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F1>


     (35) Servicer compliance statement.


      a) Aurora Loan Services LLC, as Servicer <F1>
      b) Aurora Loan Services LLC, as Master Servicer <F1>
      c) Countrywide Home Loans Servicing LP, as Servicer <F1>
      g) IndyMac Bank, F.S.B., as Servicer <F1>
      n) Wells Fargo Bank, N.A., as Servicer <F1>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Structured Adjustable Rate Mortgage Loan Trust, Series 2006-4
    (Issuing Entity)

    Aurora Loan Services LLC
    (Master Servicer)

    /s/ E. Todd Whittemore
    E. Todd Whittemore, Executive Vice President

    Date:      March 30, 2007


  Exhibit Index

  Exhibit No.

   (4) Trust Agreement dated as of April 1, 2006, among Structured Asset Securities Corporation, as Depositor, Aurora Loan Services LLC, as Master Servicer, Wells Fargo Bank, N.A., as Securities Administrator, and U.S. Bank National Association, as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 12, 2006).


   (10) Incorporate by reference as Exhibit (4).


   (31) Rule 13a-14(d)/15d-14(d) Certifications.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Aurora Loan Services LLC, as Servicer
      b) Aurora Loan Services LLC, as Master Servicer
      c) Countrywide Home Loans Servicing LP, as Servicer
      d) Deutsche Bank National Trust Company, as Custodian
      e) Deutsche Bank National Trust Company as Sub-Contractor for IndyMac Bank, F.S.B.
      f) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Aurora
         Loan Services, LLC
      g) IndyMac Bank, F.S.B., as Servicer
      h) LaSalle Bank, National Association, as Custodian
      i) Newport Management Corporation as Sub-Contractor for Aurora Loan Services LLC
      j) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
      k) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      l) U.S. Bank, National Association, as Trustee
      m) U.S. Bank, National Association, as Custodian
      n) Wells Fargo Bank, N.A., as Servicer
      o) Wells Fargo Bank, N.A., as Securities Administrator
      p) Wells Fargo Bank, N.A., as Paying Agent
      q) Wells Fargo Bank, N.A., as Custodian
      r) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Aurora Loan Services LLC, as Servicer
      b) Aurora Loan Services LLC, as Master Servicer
      c) Countrywide Home Loans Servicing LP, as Servicer
      d) Deutsche Bank National Trust Company, as Custodian
      e) Deutsche Bank National Trust Company as Sub-Contractor for IndyMac Bank, F.S.B.
      f) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Aurora
         Loan Services, LLC
      g) IndyMac Bank, F.S.B., as Servicer
      h) LaSalle Bank, National Association, as Custodian
      i) Newport Management Corporation as Sub-Contractor for Aurora Loan Services LLC
      j) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
      k) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      l) U.S. Bank, National Association, as Trustee
      m) U.S. Bank, National Association, as Custodian
      n) Wells Fargo Bank, N.A., as Servicer
      o) Wells Fargo Bank, N.A., as Securities Administrator
      p) Wells Fargo Bank, N.A., as Paying Agent
      q) Wells Fargo Bank, N.A., as Custodian
      r) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (35) Servicer compliance statement.


      a) Aurora Loan Services LLC, as Servicer
      b) Aurora Loan Services LLC, as Master Servicer
      c) Countrywide Home Loans Servicing LP, as Servicer
      g) IndyMac Bank, F.S.B., as Servicer
      n) Wells Fargo Bank, N.A., as Servicer


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, E. Todd Whittemore, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Structured Adjustable Rate Mortgage Loan Trust, Series 2006-4 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Countrywide Home Loans Servicing LP, as Servicer, Deutsche Bank National Trust Company, as Custodian, Deutsche Bank National Trust Company as Sub-Contractor, First American Real Estate Solutions of Texas, L.P. as Sub-Contractor, IndyMac Bank, F.S.B., as Servicer, LaSalle Bank, National Association, as Custodian, Newport Management Corporation as Sub-Contractor, Regulus Group LLC as Sub-Contractor, U.S. Bank, National Association, as Trustee, U.S. Bank, National Association, as Custodian, Wells Fargo Bank, N.A., as Servicer, Wells Fargo Bank, N.A., as Securities Administrator, Wells Fargo Bank, N.A., as Paying Agent, Wells Fargo Bank, N.A., as Custodian, and ZC Sterling Insurance Agency, Inc. as Sub-Contractor.

     Dated:    March 30, 2007

     /s/ E. Todd Whittemore
     Signature

     Executive Vice President
     Title


EX-33 (a)
logo) AURORA LOAN SERVICES
A Lehman Brothers Company

Certification Regarding Compliance with Applicable Servicing Criteria

1. Aurora Loan Services LLC ("Aurora"), a wholly-owned subsidiary of Lehman Brothers Bank, FSB is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ended December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report (these transactions collectively referred to as the "Servicing Platform") include asset-backed securities transactions for which Aurora acted as servicer, closed on or after January 1, 2006 not sponsored by government sponsored enterprises or Government National Mortgage Association, for which the asset type is mortgage loans that (i) are primarily categorized by the servicing designations of conventional prime', 'conventional alt-a' and 'subprime' and (ii) do not receive the benefit of insurance by the Federal Housing Administration or guarantees from the United States Department of Veterans Affairs or the Rural Housing Service;

2. Aurora has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities, and Aurora has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto with the exception of certain Vendors that have provided their own reports on assessment of compliance with the applicable servicing criteria.

3. Except as set forth in paragraph 4 below, Aurora used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to Aurora based on the activities it performs, directly or through its Vendors, with respect to the Servicing Platform, as of December 31, 2006 and for the Reporting Period;

5. Aurora has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Servicing Platform taken as a whole;

6. Aurora has not identified and is not aware of any material instance of noncompliance by the Vendors for which Aurora has elected to take responsibility for assessing compliance with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Servicing Platform taken as a whole.

7. Aurora has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Servicing Platform taken as a whole; and

8. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on Aurora's assessment of compliance with the applicable servicing criteria for the Reporting Period.


March 13, 2007

Aurora Loan Services LLC

By: /s/ Terry Gentry
Name:   Terry Gentry
Title:  Managing Director, Loan Administration


1 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


APPENDIX A



                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

                        General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted to monitor any         X
                 performance or other triggers and events of default in
                 accordance with the transaction agreement

1122(d)(1)(ii)   If any material servicing activities are outsourced to        X
                 third parties, policies and procedures are instituted
                 to monitor the third party's performance and compliance
                 with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to                                                            X
                 maintain a back-up servicer for the pool assets are
                 maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in         X
                 effect on the party participating in the servicing
                 function throughout the reporting period in the amount
                 of coverage required by and otherwise in accordance
                 with the terms of the transaction agreements.

                        Cash Collection and Administration

1122(d)(2)(i)    Payments on pool assets are deposited into the                X             X
                 appropriate custodial bank accounts and related bank
                 clearing accounts no more than two business days of
                 receipt, or such other number of days specified in the
                 transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an          X
                 obligor or to an investor are made only by authorized
                 personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections,        X
                 cash flows or distributions, and any interest or other
                 fees charged for such advances, are made, reviewed and
                 approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash        X
                 reserve accounts or accounts established as a form of
                 overcollateralization, are separately maintained
                 (e.g., with respect to commingling of cash) as set
                 forth in the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally           X
                 insured depository institution as set forth in the
                 transaction agreements. For purposes of this criterion,
                 "federally insured depository institution" with
                 respect to a foreign financial institution means a
                 foreign financial institution that meets the
                 requirements of Section 240.13k-1(b)(1) of this
                 chapter.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent              X
                 unauthorized access.



2 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for           X
                 all asset-backed securities related bank accounts,
                 including custodial accounts and related bank clearing
                 accounts. These reconciliations: (A) Are mathematically
                 accurate; (B) Are prepared within 30 calendar days
                 after the bank statement cutoff date, or such other
                 number of days specified in the transaction agreements;
                 (C) Are reviewed and approved by someone other than
                 the person who prepared the reconciliation; and (D)
                 Contain explanations for reconciling items. These
                 reconciling items are resolved within 90 calendar days
                 of their original identification, or such other number
                 of days specified in the transaction agreements.

                        Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with        X^1,2                                          X^1
                 the Commission, are maintained in accordance with the
                 transaction agreements and applicable Commission
                 requirements. Specifically, such reports: (A) Are
                 prepared in accordance with timeframes and other terms
                 set forth in the transaction agreements; (B) Provide
                 information calculated in accordance with the terms
                 specified in the transaction agreements; (C) Are filed
                 with the Commission as required by its rules and
                 regulations; and (D) Agree with investors' or the
                 trustee's records as to the total unpaid principal
                 balance and number of pool assets serviced by the
                 servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in        X^1
                 accordance with timeframes, distribution priority and
                 other terms set forth in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two       X^2
                 business days to the servicer's investor records, or
                 such other number of days specified in the transaction
                 agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports        X^2
                 agree with cancelled checks, or other form of payment,
                 or custodial bank statements.

                        Pool Asset Administration

1122(d)(4)(i)    Collateral or security on pool assets is maintained as        X
                 required by the transaction agreements or related pool
                 asset documents.

1122(d)(4)(ii)   Pool assets and related documents are safeguarded as          X
                 required by the transaction agreements.

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset         X
                 pool are made, reviewed and approved in accordance with
                 any conditions or requirements in the transaction
                 agreements.



3 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

1122(d)(4)(iv)   Payments on pool assets, including any payoffs, made          X             X
                 in accordance with the related pool asset documents
                 are posted to the applicable servicer's obligor records
                 maintained no more than two business days after receipt,
                 or such other number of days specified in the
                 transaction agreements, and allocated to principal,
                 interest or other items (e.g., escrow) in accordance
                 with the related pool asset documents.

1122(d)(4)(v)    The servicer's records regarding the pool assets agree        X
                 with the servicer's records with respect to an obligor's
                 unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an             X
                 obligor's pool asset (e.g., loan modifications or
                 re-agings) are made, reviewed and approved by authorized
                 personnel in accordance with the transaction agreements
                 and related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance        X             X
                 plans, modifications and deeds in lieu of foreclosure,
                 foreclosures and repossessions, as applicable) are
                 initiated, conducted and concluded in accordance with
                 the timeframes or other requirements established by the
                 transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained         X
                 during the period a pool asset is delinquent in
                 accordance with the transaction agreements. Such records
                 are maintained on at least a monthly basis, or such
                 other period specified in the transaction agreements,
                 and describe the entity's activities in monitoring
                 delinquent pool assets including, for example, phone
                 calls, letters and payment rescheduling plans in cases
                 where delinquency is deemed temporary (e.g., illness
                 or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for          X
                 pool assets with variable rates are computed based on
                 the related pool asset documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such        X
                 as escrow accounts): (A) Such funds are analyzed, in
                 accordance with the obligor's pool asset documents, on
                 at least an annual basis, or such other period specified
                 in the transaction agreements; (B) Interest on such
                 funds is paid, or credited, to obligors in accordance
                 with applicable pool asset documents and state laws;
                 and (C) Such funds are returned to the obligor within
                 30 calendar days of full repayment of the related pool
                 asset, or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or         X             X               X
                 insurance payments) are made on or before the related
                 penalty or expiration dates, as indicated on the
                 appropriate bills or notices for such payments,
                 provided that such support has been received by the
                 servicer at least 30 calendar days prior to these dates,
                 or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment     X             X               X
                 to be made on behalf of an obligor are paid from the
                 servicer's funds and not charged to the obligor, unless
                 the late payment was due to the obligor's error or
                 omission.


4 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted         X                             X
                 within two business days to the obligor's records
                 maintained by the servicer, or such other number of
                 days specified in the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectable accounts         X
                 are recognized and recorded in accordance with the
                 transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified                                                        X
                 in Item 1114(a)(1) through (3) or Item 1115 of this
                 Regulation AB, is maintained as set forth in the
                 transaction agreements.




1 For criterion 1122(d)(3)(i)(C), Aurora did not perform the activity described in this criterion as of December 31, 2006 and for the Reporting Period. No assessment of compliance, therefore, is necessary.

2 Aurora is defining the "Investor" as the party to whom we report and remit under the applicable transaction agreement.


5 of 5





EX-33 (b)
(logo) AURORA LOAN SERVICES
A Lehman Brothers Company

Certification Regarding Compliance with Applicable Servicing Criteria

1. Aurora Loan Services LLC ("Aurora"), a wholly-owned subsidiary of Lehman Brothers Bank FSB, is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ended December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report (these transactions collectively referred to as the "Master Servicing Platform") include asset-backed securities transactions for which Aurora acted as master servicer, registered on or after January 1, 2006, involving residential mortgage loans;

2. Aurora has not engaged vendors (the "Vendors") to perform significant activities pertaining to the applicable servicing criteria;

3. Except as set forth in paragraph 4 below, Aurora used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to Aurora based on the activities it performs with respect to the Master Servicing Platform as of December 31, 2006 and for the Reporting Period;

5. Aurora has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Master Servicing Platform taken as a whole;

6. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on Aurora's assessment of compliance with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period.

March 13, 2007

Aurora Loan Services LLC

By: /s/ E. Todd Whittemore
Name:  E. Todd Whittemore
Title: Executive Vice President


1 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


APPENDIX A



                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

                        General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in        X
                 accordance with the transaction agreement

1122(d)(1)(ii)   If any material servicing activities are outsourced to
                 third parties, policies and procedures are instituted                                                        X^1
                 to monitor the third party's performance and compliance
                 with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to
                 maintain a back-up servicer for the pool assets are                                                          X^1
                 maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in
                 effect on the party participating in the servicing
                 function throughout the reporting period in the amount        X
                 of coverage required by and otherwise in accordance
                 with the terms of the transaction agreements.

                        Cash Collection and Administration

1122(d)(2)(i)    Payments on pool assets are deposited into the
                 appropriate custodial bank accounts and related bank
                 clearing accounts no more than two business days of           X
                 receipt, or such other number of days specified in the
                 transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an
                 obligor or to an investor are made only by authorized         X
                 personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections,
                 cash flows or distributions, and any interest or other                                                       X^1
                 fees charged for such advances, are made, reviewed and
                 approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash
                 reserve accounts or accounts established as a form of
                 overcollateralization, are separately maintained              X
                 (e.g., with respect to commingling of cash) as set
                 forth in the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally
                 insured depository institution as set forth in the
                 transaction agreements. For purposes of this criterion,
                 "federally insured depository institution" with               X
                 respect to a foreign financial institution means a
                 foreign financial institution that meets the
                 requirements of Section 240.13k-1(b)(1) of this
                 chapter.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent                                                             X^1
                 unauthorized access.



2 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts,
                 including custodial accounts and related bank clearing
                 accounts. These reconciliations: (A) Are mathematically
                 accurate; (B) Are prepared within 30 calendar days
                 after the bank statement cutoff date, or such other
                 number of days specified in the transaction agreements;       X
                 (C) Are reviewed and approved by someone other than
                 the person who prepared the reconciliation; and (D)
                 Contain explanations for reconciling items. These
                 reconciling items are resolved within 90 calendar days
                 of their original identification, or such other number
                 of days specified in the transaction agreements.

                        Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with
                 the Commission, are maintained in accordance with the
                 transaction agreements and applicable Commission
                 requirements. Specifically, such reports: (A) Are
                 prepared in accordance with timeframes and other terms
                 set forth in the transaction agreements; (B) Provide
                 information calculated in accordance with the terms           X^2,3                                          X^2
                 specified in the transaction agreements; (C) Are filed
                 with the Commission as required by its rules and
                 regulations; and (D) Agree with investors' or the
                 trustee's records as to the total unpaid principal
                 balance and number of pool assets serviced by the
                 servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in
                 accordance with timeframes, distribution priority and         X^3
                 other terms set forth in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two
                 business days to the servicer's investor records, or          X^3
                 such other number of days specified in the transaction
                 agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports
                 agree with cancelled checks, or other form of payment,        X^3
                 or custodial bank statements.

                        Pool Asset Administration

1122(d)(4)(i)    Collateral or security on pool assets is maintained as
                 required by the transaction agreements or related pool                                                       X
                 asset documents.

1122(d)(4)(ii)   Pool assets and related documents are safeguarded as                                                         X
                 required by the transaction agreements.

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset
                 pool are made, reviewed and approved in accordance with       X
                 any conditions or requirements in the transaction
                 agreements.



3 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

1122(d)(4)(iv)   Payments on pool assets, including any payoffs, made
                 in accordance with the related pool asset documents
                 are posted to the applicable servicer's obligor records
                 maintained no more than two business days after receipt,                                                     X
                 or such other number of days specified in the
                 transaction agreements, and allocated to principal,
                 interest or other items (e.g., escrow) in accordance
                 with the related pool asset documents.

1122(d)(4)(v)    The servicer's records regarding the pool assets agree
                 with the servicer's records with respect to an obligor's                                                     X
                 unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an
                 obligor's pool asset (e.g., loan modifications or
                 re-agings) are made, reviewed and approved by authorized                                                     X^1
                 personnel in accordance with the transaction agreements
                 and related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure,
                 foreclosures and repossessions, as applicable) are                                                           X^1
                 initiated, conducted and concluded in accordance with
                 the timeframes or other requirements established by the
                 transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a pool asset is delinquent in
                 accordance with the transaction agreements. Such records
                 are maintained on at least a monthly basis, or such
                 other period specified in the transaction agreements,                                                        X
                 and describe the entity's activities in monitoring
                 delinquent pool assets including, for example, phone
                 calls, letters and payment rescheduling plans in cases
                 where delinquency is deemed temporary (e.g., illness
                 or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for
                 pool assets with variable rates are computed based on                                                        X
                 the related pool asset documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such
                 as escrow accounts): (A) Such funds are analyzed, in
                 accordance with the obligor's pool asset documents, on
                 at least an annual basis, or such other period specified
                 in the transaction agreements; (B) Interest on such
                 funds is paid, or credited, to obligors in accordance                                                        X
                 with applicable pool asset documents and state laws;
                 and (C) Such funds are returned to the obligor within
                 30 calendar days of full repayment of the related pool
                 asset, or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or
                 insurance payments) are made on or before the related
                 penalty or expiration dates, as indicated on the
                 appropriate bills or notices for such payments,                                                              X
                 provided that such support has been received by the
                 servicer at least 30 calendar days prior to these dates,
                 or such other number of days specified in the
                 transaction agreements,

1122(d)(4)(xii)  Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the
                 servicer's funds and not charged to the obligor, unless                                                      X
                 the late payment was due to the obligor's error or
                 omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted
                 within two business days to the obligor's records                                                            X
                 maintained by the servicer, or such other number of
                 days specified in the transaction agreements.



4 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectable accounts
                 are recognized and recorded in accordance with the            X
                 transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified
                 in Item 1114(a)(1) through (3) or Item 1115 of this                                                          X
                 Regulation AB, is maintained as set forth in the
                 transaction agreements.




1 Aurora did not perform the activity described in this criteria as of December 31, 2006 and for the Reporting Period. No assessment of compliance, therefore, is necessary.

2 For criterion 1122(d)(3)(i)(C), Aurora did not perform the activity described in this criterion as of December 31, 2006 and for the Reporting Period. No assessment of compliance, therefore, is necessary.

3 Aurora is defining the "Investor" as the party to whom we report and remit under the applicable transaction agreement.


5 of 5





EX-33 (c)
(logo) Countrywide
HOME LOANS

2900 MADERA ROAD
SIMI VALLEY, CALIFORNIA 93065-6298
(805) 955-1000


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA


Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly-owned subsidiaries, Countrywide Home Loans, Inc.
(CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL (collectively the "Company") provides this platform-level assessment, for which Countrywide Financial Corporation and such subsidiaries participated in servicing functions, as such term is described under Title 17, Section 229.1122 of the Code of Federal Regulations ("Item 1122 of Regulation AB"), of compliance in respect of the following Applicable Servicing Criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission in regard to the following servicing platform for the following period:

Platform: publicly-issued (i.e., registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended) residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, sub-prime, HELOC and dosed seconds) issued on or after January 1, 2006 for which the Company provides cash collection and administration, investor remittances and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions" and for which the related issuer has a fiscal year end of December 31, 2006. The platform excludes any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions.

Period: as of and for the year ended December 31, 2006.

Applicable Servicing Criteria: all servicing criteria set forth in Item 1122(d), to the extent required in the related agreements, except for the following paragraphs: 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i) and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction, and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions).


(page)


With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


(page)


COUNTRYWIDE FINANCIAL CORPORATION

By: /s/ Steve Bailey
Steve Bailey

Its: Senior Managing Director and Chief Executive Officer,
Loan Administration


Dated: February 28, 2007

By:/s/ Kevin Meyers
Kevin Meyers

Its: Managing Director and Chief Financial Officer,
Countrywide Home Loans, Inc. Loan Administration


Dated: February 28, 2007


(page)


Schedule A


Material Instances of Noncompliance

No material instances of noncompliance: the Company has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006.





EX-33 (d)
Appendix I

MANAGEMENT'S ASSERTION OF COMPLIANCE

Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage -backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in
Item 1122(d), except for the following criteria: 1122(d)(2)(iii),1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)
(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122
(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)
(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2.The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


(page)


Appendix I


DEUTSCHE BANK NATIONAL TRUST COMPANY

By: /s/ Gary R. Vaughan
Name: Gary R. Vaughan
Its: Managing Director

By: /s/ David Co
Name: David Co
Its: Director

By: /s/ Jose Sicilia
Name: Jose Sicilia
Its: Managing Director

By: /s/ Kevin Fischer
Name: Kevin Fischer
Its: Vice President

By: /s/ Robert Frier
Name: Robert Frier
Its: Director

DEUTSCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its: Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its: Director





EX-33 (e)
Appendix I

MANAGEMENT'S ASSERTION OF COMPLIANCE


Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), except for the following criteria: 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii),
1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii)
and 1122(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


(page)


Appendix I

DEUTCHE BANK NATIONAL TRUST COMPANY

By: /s/ Gary R. Vaughn
Name: Gary R. Vaughn
Its:  Managing Director

By: /s/ David Co
Name: David Co
Its:  Director

By: /s/ Jose Sicilia
Name: Jose Sicilia
Its:  Managing Director

By: /s/ Kevin Fischer
Name: Kevin Fischer
Its:  Vice President

By: /s/ Robert Frier
Name: Robert Frier
Its:  Director

DEUTCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its:  Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its:  Director





EX-33 (f)
REPORT ON ASSESSMENT OF COMPLIANCE

First American Real Estate Solutions of Texas, L.P. (an indirect subsidiary of The First American Corporation, and the "Asserting Party") is responsible for assessing compliance as of December 31, 2006, and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Sections 229.1122(d)(1)(iv), (d)(2)(v),
(d)(2)(vi), (d)(2)(vii), (d)(4)(xi), (d)(4)(xii) and (d)(4)(xiii) of the Code of
Federal Regulations (the "CFR") applicable to the Asserting Party (the "Applicable Servicing Criteria"). The transactions covered by this report include all loans for residential mortgage loan outsourcing customers for which the Asserting Party served as the residential tax service provider (the "Platform").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that, except as set forth hereinbelow, the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period with respect to the Platform taken as a whole.

The Asserting Party assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with the servicing criterion set forth in Section 229.1 22(d)(2)(vii)(13) of the CFR with respect to the Platform, Specifically, the Asserting Party did not prepare reconciliations for all asset-hacked securities related bank accounts within 30 calendar days after the bank statement cut-off date or such number of days specified in the transaction agreements.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period as set forth in this assertion.

FIRST AMERICAN REAL ESTATE SOLUTIONS OF TEXAS, L.P.

By: First American Real Estate Solutions LLC
General Partner

/s/ Lucy A. Przybyla/
Lucy A. Przybyla
Senior Vice President
February 28, 2007





EX-33 (g)
(logo) imb
IndymacBank


Management's Assertion on Compliance with Applicable
Regulation AB Servicing Criteria


1. IndyMac Bank, F.S.B. ("Indymac") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of
        Item 1122 of Regulation AB, as of and for the 12-month period ended December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report (these transactions collectively referred to as the "Servicing Platform") include public asset-backed securitization transactions closed on or after January 1, 2006, for which Indymac acted as servicer, excluding any transactions sponsored or issued by government sponsored enterprises or Government National Mortgage Association. The Servicing Platform also includes other servicing contracts, the terms of which require Indymac to submit reports in accordance with Item 1122 of the Regulation AB. The Servicing Platform's asset type is single family residential mortgage loans that are not home-equity lines of credit or reverse mortgages and that do not receive the benefit of insurance by the Federal Housing Administration or guarantees from the United States Department of Veterans Affairs or the Rural Housing Service;

2. Indymac has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities, and Indymac has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto, as permitted by Interpretation 17.06 of the Securities and Exchange Commission ("SEC") Division of Corporate Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), except for certain Vendors that have provided their own reports on assessment of compliance with the applicable servicing criteria. Indymac determined the Vendors are not "servicers" as defined in Item 1101(j) of Regulation AB and asserted that it has policies and procedures in place to provide reasonable assurance that the Vendors' activities comply, in all material respects, with the servicing criteria applicable to each Vendor;

3. Except as set forth in paragraph 4 below, Indymac used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to Indymac based on the activities it performs, directly or through its Vendors for which Indymac has elected to take responsibility for assessing compliance with the applicable servicing criteria, with respect to the Servicing Platform taken as a whole;

5. Indymac has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Servicing Platform taken as a whole;


(page)


6. Indymac has not identified and is not aware of any material instance of noncompliance as of December 31, 2006 and for the Reporting Period with respect to the Servicing Platform taken as a whole by the Vendors for which Indymac has elected to take responsibility for assessing compliance with the applicable servicing criteria;

7. Indymac has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors for which Indymac has elected to take responsibility for assessing compliance, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Servicing Platform taken as a whole; and

8. Ernst & Young, LLP, an independent registered public accounting firm, has issued an attestation report on Indymac's assessment of compliance with the applicable servicing criteria for the Reporting Period.


March 16, 2007

IndyMac Bank, F.S.B.


By: /s/ Anthony L. Ebers
Anthony L. Ebers
Executive Vice President
Chief Executive Officer
Indymac Consumer Bank


(page)



APPENDIX A


                                                                                                                INAPPLICABLE
                                                                                     APPLICABLE                   SERVICING
                             SERVICING CRITERIA                                 SERVICING CRITERIA                CRITERIA
                                                                                             Performed   Performed by         NOT
                                                                                                by      subservicer(s)  performed by
                                                                                             Vendor(s)   or vendor(s)    Indymac or
                                                                                             for which    for which           by
                                                                                Performed   Indymac is    Indymac is  subservicer(s)
                                                                                Directly        the         NOT the     or vendor(s)
                                                                                   by       Responsible  Responsible     retained by
                                                                                 Indymac       Party        Party^1        Indymac^2
Reference                                    Criteria

General Servicing Considerations

                    Policies and procedures are instituted to monitor any
                    performance or other triggers and events of default in                                                     X
1122(d)(1)(i)       accordance with the transaction agreements.

                    If any material servicing activities are outsourced to third
                    parties, policies and procedures are instituted to monitor      X
                    the third party's performance and compliance with such
1122(d)(1)(ii)      servicing activities.

                    Any requirements in the transaction agreements to maintain a                                               X
1122(d)(1)(iii)     back-up servicer for the pool assets are maintained.

                    A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function
                    throughout the reporting period in the amount of coverage       X
                    required by and otherwise in accordance with the terms of
1122(d)(1)(iv)      the transaction agreements.

Cash Collection and Administration

                    Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts
                    no more than two business days following receipt, or such      X^3           X^3
                    other number of days specified in the transaction
1122(d)(2)(i)       agreements.

                    Disbursements made via wire transfer on behalf of an obligor    X
1122(d)(2)(ii)      or to an investor are made only by authorized personnel.

                    Advances of funds or guarantees regarding collections, cash
                    flows or distributions, and any interest or other fees          X
                    charged for such advances, are made, reviewed and approved
1122(d)(2)(iii)     as specified in the transaction agreements.

                    The related accounts for the transaction, such as cash
                    reserve accounts or accounts established as a form of
                    overcollateralization, are separately maintained (e.g., with    X
                    respect to commingling of cash) as set forth in the
1122(d)(2)(iv)      transaction agreements.

                    Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                    agreements. For purposes of this criterion, "federally          X
                    insured depository institution" with respect to a foreign
                    financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the
1122(d)(2)(v)       Securities Exchange Act.

                    Unissued checks are safeguarded so as to prevent                X
1122(d)(2)(vi)      unauthorized access.


(page)


APPENDIX A


                                                                                                                INAPPLICABLE
                                                                                     APPLICABLE                   SERVICING
                             SERVICING CRITERIA                                 SERVICING CRITERIA                CRITERIA
                                                                                             Performed   Performed by         NOT
                                                                                                by      subservicer(s)  performed by
                                                                                             Vendor(s)   or vendor(s)    Indymac or
                                                                                             for which    for which           by
                                                                                Performed   Indymac is    Indymac is  subservicer(s)
                                                                                Directly        the         NOT the     or vendor(s)
                                                                                   by       Responsible  Responsible     retained by
                                                                                 Indymac       Party        Party^1        Indymac^2
Reference                                    Criteria

                    Reconciliations are prepared on a monthly basis for all
                    asset-backed securities related bank accounts, including
                    custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B)
                    prepared within 30 calendar days after the bank statement
                    cutoff date, or such other number of days specified in the      X
                    transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and
                    (D) contain explanations for reconciling items. These
                    reconciling items are resolved within 90 calendar days of
                    their original identification, or such other number of days
1122(d)(2)(vii)     specified in the transaction agreements.

Investor Remittances and Reporting      .

                    Reports to investors, including those to be filed with the
                    Commission, are maintained in accordance with the
                    transaction agreements and applicable Commission
                    requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the
                    transaction agreements; (B) provide information calculated    X^4,5                                       X^4
                    in accordance with the terms specified in the transaction
                    agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal
                    balance and number of [pool assets] serviced by the
1122(d)(3)(i)       servicer.

                    Amounts due to investors are allocated and remitted in
                    accordance with timeframes, distribution priority and other   X^5
1122(d)(3)(ii)      terms set forth in the transaction agreements.

                    Disbursements made to an investor are posted within two
                    business days to the servicer's investor records, or such     X^5
                    other number of days specified in the transaction
1122(d)(3)(iii)     agreements.

                    Amounts remitted to investors per the investor reports agree
                    with cancelled checks, or other form of payment, or           X^5
1122(d)(3)(iv)      custodial bank statements.

Pool Asset Administration

                    Collateral or security on pool assets is maintained as
                    required by the transaction agreements or related mortgage      X
1122(d)(4)(i)       loan documents.

                    Pool assets and related documents are safeguarded as                                                       X
1122(d)(4)(ii)      required by the transaction agreements

                    Any additions, removals or substitutions to the asset pool
                    are made, reviewed and approved in accordance with any          X
1122(d)(4)(iii)     conditions or requirements in the transaction agreements.

                    Payments on pool assets, including any payoffs, made in
                    accordance with the related [pool asset] documents are
                    posted to the Servicer's obligor records maintained no more    X^3          X^3
                    than two business days after receipt, or such other number of days specified in the transaction agreements, and
                    allocated to principal, interest or other items (e.g.,
1122(d)(4)(iv)      escrow) in accordance with the related pool

(page)


APPENDIX A


                                                                                                                INAPPLICABLE
                                                                                     APPLICABLE                   SERVICING
                             SERVICING CRITERIA                                 SERVICING CRITERIA                CRITERIA
                                                                                             Performed   Performed by         NOT
                                                                                                by      subservicer(s)  performed by
                                                                                             Vendor(s)   or vendor(s)    Indymac or
                                                                                             for which    for which           by
                                                                                Performed   Indymac is    Indymac is  subservicer(s)
                                                                                Directly        the         NOT the     or vendor(s)
                                                                                   by       Responsible  Responsible     retained by
                                                                                 Indymac       Party        Party^1        Indymac^2
Reference                                    Criteria

                    asset documents.

                    The servicer's records regarding the pool assets agree with
                    the servicer's records with respect to an obligor's unpaid      X
1122(d)(4)(v)       principal balance.

                    Changes with respect to the terms or status of an obligor's pool assets (e.g., loan modifications or re-agings) are
                    made, reviewed and approved by authorized personnel in          X
                    accordance with the transaction agreements and related pool
1122(d)(4)(vi)      asset documents.

                    Loss mitigation or recovery actions (e.g., forbearance
                    plans, modifications and deeds in lieu of foreclosure,
                    foreclosures and repossessions, as applicable) are             X^6          X^6
                    initiated, conducted and concluded in accordance with the
                    timeframes or other requirements established by the
1122(d)(4)(vii)     transaction agreements.

                    Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at
                    least a monthly basis, or such other period specified in the    X
                    transaction agreements, and describe the entity's activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or
1122(d)(4)(viii)    unemployment).

                    Adjustments to interest rates or rates of return for pool
                    assets with variable rates are computed based on the related    X
1122(d)(4)(ix)      pool asset documents.

                    Regarding any funds held in trust for an obligor (such as
                    escrow accounts): (A) such funds are analyzed, in accordance with the obligor's [pool asset] documents, on at least an
                    annual basis, or such other period specified in the
                    transaction agreements; (B) interest on such funds is paid,     X
                    or credited, to obligors in accordance with applicable [pool asset] documents and state laws; and (C) such funds are
                    returned to the obligor within 30 calendar days of full
                    repayment of the related pool assets, or such other number
1122(d)(4)(x)       of days specified in the transaction agreements.

                    Payments made on behalf of an obligor (such as tax or
                    insurance payments) are made on or before the related
                    penalty or expiration dates, as indicated on the appropriate
                    bills or notices for such payments, provided that such         X^7          X^7         X^7
                    support has been received by the Servicer at least 30
                    calendar days prior to these dates, or such other number of
1122(d)(4)(xi)      days specified in the transaction agreements.

                    Any late payment penalties in connection with any payment to
                    be made on behalf of an obligor are paid from the Servicer's   X^7          X^7
                    funds and not charged to the obligor, unless the late
1122(d)(4)(xii)     payment was due to the obligor's error or omission.


(page)


APPENDIX A


                                                                                                                INAPPLICABLE
                                                                                     APPLICABLE                   SERVICING
                             SERVICING CRITERIA                                 SERVICING CRITERIA                CRITERIA
                                                                                             Performed   Performed by         NOT
                                                                                                by      subservicer(s)  performed by
                                                                                             Vendor(s)   or vendor(s)    Indymac or
                                                                                             for which    for which           by
                                                                                Performed   Indymac is    Indymac is  subservicer(s)
                                                                                Directly        the         NOT the     or vendor(s)
                                                                                   by       Responsible  Responsible     retained by
                                                                                 Indymac       Party        Party^1        Indymac^2
Reference                                    Criteria

                    Disbursements made on behalf of an obligor are posted within
                    two business days to the obligor's records maintained by the   X^7          X^7
                    Servicer, or such other number of days specified in the
1122(d)(4)(xiii)    transaction agreements.

                    Delinquencies, charge-offs and uncollectible accounts are
                    recognized and recorded in accordance with the transaction      X
1122(d)(4)(xiv)     agreements.

                    Any external enhancement or other support, identified in
                    Item 1114(a)(1) through (3) or Item 1115 of Regulation AB,                                                 X
1122(d)(4)(xv)      is maintained as set forth in the transaction agreements.


(page)


APPENDIX A


Footnotes to Appendix A Servicing Criteria

1 The activities pertaining to these criteria or portions of these criteria are performed by subservicer(s) or vendor(s) retained by Indymac which provided a separate assessment of compliance in accordance with Item 1122 of Regulation AB. 2 These criteria are inapplicable to the Servicing Platform as of December 31, 2006 and for the Reporting Period since Indymac, directly or through its Vendors for which Indymac has elected to take responsibility for assessing compliance with the applicable servicing criteria, was not required to perform any related activities.
3 Indymac performs the activities pertaining to these criteria, except for the specific, limited activities, primarily of initial processing of pool asset payments, performed by its lockbox vendor.
4 The criterion 1122(d)(3)(i)(C) is inapplicable to the Servicing Platform as of December 31, 2006 and for the Reporting Period based on the activities Indymac performed.
5 Indymac has defined the "Investor" as a party to whom Indymac reports and remits under the applicable transaction agreements. Indymac has no responsibility for transaction waterfall or allocation calculations and payments or individual security holder records.
6 Indymac performs the activities pertaining to this criterion, except for the specific, limited activities performed by its foreclosure and bankruptcy vendors.
7 Indymac performs the activities pertaining to these criteria, except for the specific, limited activities performed by its tax and/or insurance monitoring vendors. Indymac has elected to take responsibility for assessing compliance with these servicing criteria with respect to the activities of its tax vendor. Indymac's insurance vendor has provided their own report on assessment of compliance with the applicable servicing criterion.





EX-33 (h)
(logo) LaSalle Bank
       ABN AMRO

LaSalle Bank N.A.
135 South LaSalle Street
Suite 1625
Chicago, IL 60603

Global Securities and Trust Services


Management's Assertion on Compliance with Item 1122 Criteria


LaSalle Bank National Association (the "Asserting Party") is responsible for assessing its compliance with the applicable servicing criteria set forth in
Item 1122(d) of Regulation AB (17 C.F.R, 229.1122(d)) as indicated on Exhibit A annexed hereto entitled "1122 Servicing Criteria to be Addressed in Assessment of Compliance" (the "Servicing Criteria").

The Asserting Party has assessed the effectiveness of its compliance with the applicable Servicing Criteria as of December 31, 2006, and for the period of January 1, 2006 through December 31, 2006 (the "Reporting Period"). In making this assessment, the Asserting Party used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

Based on such assessment, the Asserting Party believes that, as of December 31, 2006 and for the Reporting Period, it has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB for the servicing activities it performs in the asset-backed securities transactions detailed on Exhibit B. For servicing criteria 1122(d)(3)(i)(A) and (B), this assertion covers only the information on the report to investors that is required by the respective transaction agreements.

Ernst and Young, an independent registered public accounting firm, has issued an attestation report with respect to the Asserting Party's assessment of compliance with the Servicing Criteria as of December 31, 2006 and for the Reporting Period. The asset-backed securities transactions to which this assertion and the attestation report relate are listed on Exhibit B.

LaSalle Bank National Association


By:    /s/ Barbara L. Marik
Name:  Barbara L. Marik
Title: First Vice President
Date:  February 28, 2007


(page)


Exhibit A

1122 Servicing Criteria
to be addressed in an Assessment of Compliance



Reg AB                                                                              Servicing Criteria
Reference                               Servicing Criteria                             Applicable to
                                                                                       LaSalle Bank
                                                                                   National Association
General Servicing Considerations

                   Policies and procedures are instituted to monitor any
1122(d)(1)(i)      performance or other triggers and events of default in                    X
                   accordance with the transaction agreements.

                   If any material servicing activities are outsourced to third
1122(d)(1)(ii)     parties, policies and procedures are instituted to monitor                X
                   the third party's performance and compliance with such
                   servicing activities.

                   Any requirements in the transaction agreements to maintain a
1122(d)(1)(iii)    back-up servicer for the Pool Assets are maintained.

                   A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function
1122(d)(1)(iv)     throughout the reporting period in the amount of coverage                 X
                   required by and otherwise in accordance with the terms of the transaction agreements.

Cash Collection and Administration

                   Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts
1122(d)(2)(i)      no more than two business days following receipt, or such                 X
                   other number of days specified in the transaction
                   agreements.

                   Disbursements made via wire transfer on behalf of an obligor
1122(d)(2)(ii)     or to an investor are made only by authorized personnel.                  X

                   Advances of funds or guarantees regarding collections, cash
1122(d)(2)(iii)    flows or distributions, and any interest or other fees                    X
                   charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

                   The related accounts for the transaction, such as cash
                   reserve accounts or accounts established as a form of over
1122(d)(2)(iv)     collateralization, are separately maintained (e.g., with                  X
                   respect to commingling of cash) as set forth in the
                   transaction agreements.

                   Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                   agreements. For purposes of this criterion, "federally
1122(d)(2)(v)      insured depository institution" with respect to a foreign                 X
                   financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the
                   Securities Exchange Act.

                   Unissued checks are safeguarded so as to prevent
1122(d)(2)(vi)     unauthorized access.                                                      X

                   Reconciliations are prepared on a monthly basis for all
                   asset-backed securities related bank accounts, including
                   custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B)
                   prepared within 30 calendar days after the bank statement
1122(d)(2)(vii)    cutoff date, or such other number of days specified in the                X
                   transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and
                   (D) contain explanations for reconciling items. These
                   reconciling items are resolved within 90 calendar days of
                   their original identification, or such other number of days specified in the transaction agreements.

Investor Remittances and Reporting

                   Reports to investors, including those to be filed with the
                   Commission, are maintained in accordance with the
                   transaction agreements and applicable Commission
1122(d)(3)(i)      requirements. Specifically, such reports (A) are prepared in              X
                   accordance with timeframes and other terms set forth in the transaction


(page)


                   agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the indenture trustee's records as to the total unpaid principal balance and number of Pool Assets serviced by the related Servicer.

                   Amounts due to investors are allocated and remitted in
1122(d)(3)(ii)     accordance with timeframes, distribution priority and other               X
                   terms set forth in the transaction agreements.

                   Disbursements made to an investor are posted within two
1122(d)(3)(iii)    business days to the related Servicer's investor records, or              X
                   such other number of days specified in the transaction
                   agreements.

                   Amounts remitted to investors per the investor reports agree
1122(d)(3)(iv)     with cancelled checks, or other form of payment, or                       X
                   custodial bank statements.

Pool Asset Administration

                   Collateral or security on pool assets is maintained as
1122(d)(4)(i)      required by the transaction agreements or related pool                    X
                   asset documents.

                   Pool assets and related documents are safeguarded as
1122(d)(4)(ii)     required by the transaction agreements                                    X

                   Any additions, removals or substitutions to the asset pool
1122(d)(4)(iii)    are made, reviewed and approved in accordance with any                    X
                   conditions or requirements in the transaction agreements.

                   Payments on pool assets, including any payoffs, made in
                   accordance with the related pool asset documents are posted to the related Servicer's obligor records maintained no more
1122(d)(4)(iv)     than two business days after receipt, or such other number of days specified in the transaction agreements, and
                   allocated to principal, interest or other items (e.g.,
                   escrow) in accordance with the related pool asset
                   documents.

                   The related Servicer's records regarding the pool assets
1122(d)(4)(v)      agree with the related Servicer's records with respect to an obligor's unpaid principal balance.

                   Changes with respect to the terms or status of an obligor's pool assets (e.g., loan modifications or re-agings) are
1122(d)(4)(vi)     made, reviewed and approved by authorized personnel in
                   accordance with the transaction agreements and related pool asset documents.

                   Loss mitigation or recovery actions (e.g., forbearance
                   plans, modifications and deeds in lieu of foreclosure,
1122(d)(4)(vii)    foreclosures and repossessions, as applicable) are
                   initiated, conducted and concluded in accordance with the
                   timeframes or other requirements established by the
                   transaction agreements.

                   Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at
                   least a monthly basis, or such other period specified in the
1122(d)(4)(viii)   transaction agreements, and describe the entity's activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or
                   unemployment).

                   Adjustments to interest rates or rates of return for pool
1122(d)(4)(ix)     assets with variable rates are computed based on the related pool asset documents.

                   Regarding any funds held in trust for an obligor (such as
                   escrow accounts): (A) such funds are analyzed, in accordance with the obligor's pool asset documents, on at least an
                   annual basis, or such other period specified in the
1122(d)(4)(x)      transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are
                   returned to the obligor within 30 calendar days of full
                   repayment of the related pool assets, or such other number of days specified in the transaction agreements.

                   Payments made on behalf of an obligor (such as tax or
                   insurance payments) are made on or before the related
                   penalty or expiration dates, as indicated on the appropriate
1122(d)(4)(xi)     bills or notices for such payments, provided that such
                   support has been received by the servicer at least 30
                   calendar days prior to these dates, or such other number of days specified in the transaction agreements.


(page)


                   Any late payment penalties in connection with any payment to
1122(d)(4)(xii)    be made on behalf of an obligor are paid from the related
                   Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

                   Disbursements made on behalf of an obligor are posted within
1122(d)(4)(xiii)   two business days to the obligor's records maintained by the servicer, or such other number of days specified in the
                   transaction agreements.

                   Delinquencies, charge-offs and uncollectible accounts are
1122(d)(4)(xiv)    recognized and recorded in accordance with the transaction agreements.

                   Any external enhancement or other support, identified in
1122(d)(4)(xv)     Item 1114(a)(1) through (3) or Item 1115 of Regulation AB,                X
                   is maintained as set forth in the transaction agreements.


(page)


EXHIBIT B
2006 Transactions


Non-Specific Transactions                             Nominal Trustee Transactions

ACE Series 2006-GP1                                   Bear Stearns Series 2006-PWR11
Banc of America Comm. Mtge Series 2006-2              Bear Stearns Series 2006-PWR12
Banc of America Comm. Mtge Series 2006-5              Bear Stearns Series 2006-PWR13
Bear Stearns Series 2006-AQ1                          Bear Stearns Series 2006-PWR14
Bear Stearns Series 2006-EC1                          Bear Stearns Series 2006-TOP22
Bear Stearns Series 2006-EC2                          Bear Stearns Series 2006-TOP24
Bear Stearns Series 2006-HE1                          GSAA Home Equity Trust 2006-14
Bear Stearns Series 2006-HE2                          GSAMP Series 2006-HE3
Bear Stearns Series 2006-HE3                          GSAMP Series 2006-HE4
Bear Stearns Series 2006-HE4                          GSAMP Series 2006-HE5
Bear Stearns Series 2006-HE5                          GSAMP Series 2006-HE6
Bear Stearns Series 2006-HE6                          GSAMP Series 2006-HE7
Bear Stearns Series 2006-HE7                          GSAMP Series 2006-HE8
Bear Stearns Series 2006-HE8                          JP Morgan Series 2006-LDP9
Bear Stearns Series 2006-HE9                          Morgan Stanley Series 2006-TOP21
Bear Stearns Series 2006-HE10                         Morgan Stanley Series 2006-TOP23
Bear Stearns Series 2006-PC1                          Morgan Stanley Capital I Series 2006-HQ10
Bear Stearns ABS Series 2006-1                        Morgan Stanley Mtg Loan Trust Series 2006-16ARX
Bear Stearns Mortgage Funding Series 2006-SL1         Morgan Stanley Mtg Loan Trust Series 2006-1AR
Bear Stearns Mortgage Funding Series 2006-SL2         Morgan Stanley Mtg Loan Trust Series 2006-3AR
Bear Stearns Mortgage Funding Series 2006-SL3         Morgan Stanley Mtg Loan Trust Series 2006-5AR
Bear Stearns Mortgage Funding Series 2006-SL4         Morgan Stanley Mtg Loan Trust Series 2006-6AR
Bear Stearns Mortgage Funding Series 2006-SL5         Morgan Stanley Mtg Loan Trust Series 2006-8AR
Bear Stearns Mortgage Funding Series 2006-SL6         Morgan Stanley Mtg Loan Trust Series 2006-9AR
C-BASS Series 2006-CB7                                Morgan Stanley Mtg Loan Trust Series 2006-2
C-BASS Series 2006-CB9                                Morgan Stanley Mtg Loan Trust Series 2006-7
Citigroup Commercial Mortgage Trust Series 2006-C4    Morgan Stanley Mtg Loan Trust Series 2006-11
Citigroup Commercial Mortgage Trust Series 2006-C5    Morgan Stanley Mtg Loan Trust Series 2006-12XS
CD 2006-CD3 Mortgage Trust                            Morgan Stanley Mtg Loan Trust Series 2006-13ARX
COMM Series 2006-C8                                   Morgan Stanley Mtg Loan Trust Series 2006-15XS
CSFB Commercial Mtg. Trust Series 2006-C4             Morgan Stanley Mtg Loan Trust Series 2006-17XS
First Franklin MLT Series 2006-FF18                   Thornburg Mtg Securities Trust Series 2006-1
Greenwich Capital Series 2006-GG7                     Thornburg Mtg Securities Trust Series 2006-2
GE Capital Comm Mtg. Corp. Series 2006-C1             Thornburg Mtg Securities Trust Series 2006-3
JP Morgan Series 2006-CIBC14                          Thornburg Mtg Securities Trust Series 2006-4
JP Morgan Series 2006-CIBC15                          Thornburg Mtg Securities Trust Series 2006-5
JP Morgan Series 2006-CIBC17                          Thornburg Mtg Securities Trust Series 2006-6
JP Morgan Series 2006-LDP7                            ZUNI Trust Series 2006-0A1
JP Morgan Series 2006-LDP8


Custodian Only Transactions                           Paying Agent Only Transactions

Basic Asset Backed 2006-1                             Washington Mutual Series 2006-AR2
Credit Suisse AB Series 2006-1                        Washington Mutual Series 2006-AR6
Credit Suisse AB Series 2006-2                        Washington Mutual Series 2006-AR7
Credit Suisse AB Series 2006-3                        Washington Mutual Series 2006-AR8
Credit Suisse AB Series 2006-4                        Washington Mutual Series 2006-AR9
Credit Suisse ARMT Series 2006-1                      Washington Mutual Series 2006-AR10
Credit Suisse ARMT Series 2006-2                      Washington Mutual Series 2006-AR11
Credit Suisse ARMT Series 2006-3                      Washington Mutual Series 2006-AR12
Credit Suisse HEMT Series 2006-1                      Washington Mutual Series 2006-AR13
Credit Suisse HEMT Series 2006-2                      Washington Mutual Series 2006-AR14
Credit Suisse HEMT Series 2006-3                      Washington Mutual Series 2006-AR15
Credit Suisse HEMT Series 2006-4                      Washington Mutual Series 2006-AR16
Credit Suisse HEMT Series 2006-5                      Washington Mutual Series 2006-AR17
Credit Suisse HEMT Series 2006-6                      Washington Mutual Series 2006-AR18
Credit Suisse Series 2006-1                           Washington Mutual Series 2006-AR19
Credit Suisse Series 2006-2                           Washington Mutual Series 2006-HE1
Credit Suisse Series 2006-3                           Washington Mutual Series 2006-HE2
Credit Suisse Series 2006-4                           Washington Mutual Series 2006-HE3
Credit Suisse Series 2006-5                           Washington Mutual Series 2006-HE4
Credit Suisse Series 2006-6                           Washington Mutual Series 2006-HE5
Credit Suisse Series 2006-7                           Washington Mutual WMALT 2006-AR1
Credit Suisse Series 2006-8                           Washington Mutual WMALT 2006-AR2
Credit Suisse Series 2006-9                           Washington Mutual WMALT 2006-AR3
Credit Suisse HEAT Series 2006-1                      Washington Mutual WMALT 2006-AR4
Credit Suisse HEAT Series 2006-3                      Washington Mutual WMALT 2006-AR5
Credit Suisse HEAT Series 2006-4                      Washington Mutual WMALT 2006-AR6
Credit Suisse HEAT Series 2006-5                      Washington Mutual WMALT 2006-AR7
Credit Suisse HEAT Series 2006-6                      Washington Mutual WMALT 2006-AR8
Credit Suisse HEAT Series 2006-7                      Washington Mutual WMALT 2006-AR9
Credit Suisse HEAT Series 2006-8                      Washington Mutual WMALT 2006-AR10
Lehman Mortgage Trust Series 2006-1                   Washington Mutual WMALT 2006-1
Lehman Mortgage Trust Series 2006-4                   Washington Mutual WMALT 2006-2
Lehman Mortgage Trust Series 2006-5                   Washington Mutual WMALT 2006-3
Lehman Mortgage Trust Series 2006-6                   Washington Mutual WMALT 2006-4
Lehman Mortgage Trust Series 2006-7                   Washington Mutual WMALT 2006-5
Lehman Mortgage Trust Series 2006-8                   Washington Mutual WMALT 2006-6
Lehman Mortgage Trust Series 2006-9                   Washington Mutual WMALT 2006-7
Lehman XS Trust Series 2006-1                         Washington Mutual WMALT 2006-8
Lehman XS Trust Series 2006-3                         Washington Mutual WMALT 2006-9


(page)


Non-Specific Transactions                             Nominal Trustee Transactions

Lehman XS Trust Series 2006-8
Lehman XS Trust Series 2006-11
Lehman XS Trust Series 2006-15
Lehman XS Trust Series 2006-19
Lehman XS Trust Series 2006-20
Lehman Mortgage Trust Series 2006-2
LB-UBS Comm. Mtge. Trust Series 2006-C1
LB-UBS Comm. Mtge. Trust Series 2006-C3
LB-UBS Comm. Mtge. Trust Series 2006-C4
LB-UBS Comm. Mtge. Trust Series 2006-C6
LB-UBS Comm. Mtge. Trust Series 2006-C7
Merrill Lynch Series 2006-MLN1
Merrill Lynch Series 2006-OPT1
Merrill Lynch Series 2006-WMC2
Merrill Lynch Series 2006-FF1
Merrill Lynch Countrywide Series 2006-1
Merrill Lynch Countrywide Series 2006-2
Merrill Lynch Countrywide Series 2006-3
Merrill Lynch Countrywide Series 2006-4
Merrill Lynch Series 2006-AHL1
Merrill Lynch Series 2006-AR1
Merrill Lynch Series 2006-FM1
Merrill Lynch Series 2006-HE2
Merrill Lynch Series 2006-HE3
Merrill Lynch Series 2006-HE4
Merrill Lynch Series 2006-HE5
Merrill Lynch Series 2006-HE6
Merrill Lynch Series 2006-RM1
Merrill Lynch Series 2006-RM2
Merrill Lynch Series 2006-RM3
Merrill Lynch Series 2006-RM4
Merrill Lynch Series 2006-RM5
Merrill Lynch Series 2006-SD1
Merrill Lynch Series 2006-SL1
Merrill Lynch Series 2006-SL2
Merrill Lynch Series 2006-C1
Merrill Lynch Series 2006-C2
Morgan Stanley Capital I Series 2006-HQ8
Morgan Stanley Capital I Series 2006-HQ9
Morgan Stanley Capital I Series 2006-IQ11
Morgan Stanley Capital I Series 2006-IQ12
Morgan Stanley Mtg Loan Trust Series 2006-4SL
Morgan Stanley Mtg Loan Trust Series 2006-10SL
Morgan Stanley Mtg Loan Trust Series 2006-14SL
OWNIT Mortgage Loan Trust Series 2006-3
OWNIT Mortgage Loan Trust Series 2006-4


Custodian Only Transactions                           Paying Agent Only Transactions

Lehman XS Trust Series 2006-5
Lehman XS Trust Series 2006-7
Lehman XS Trust Series 2006-9
Lehman XS Trust Series 2006-10N
Lehman XS Trust Series 2006-12
Lehman XS Trust Series 2006-13
Lehman XS Trust Series 2006-17
Morgan Stanley Series 2006-HE1
Morgan Stanley Series 2006-HE2
Morgan Stanley Series 2006-HE3
Morgan Stanley Series 2006-HE4
Morgan Stanley Series 2006-HE5
Morgan Stanley Series 2006-HE6
Morgan Stanley Series 2006-HE7
Morgan Stanley Series 2006-HE8
Morgan Stanley HEL Series 2006-1
NYMC Series 2006
SAIL 2006-1
SAIL 2006-2
SAIL 2006-3
SAIL 2006-4
SARM 2006-1
SARM 2006-2
SARM 2006-3
SARM 2006-4
SARM 2006-5
SARM 2006-6
SARM 2006-7
SARM 2006-8
SARM 2006-9
SARM 2006-10
SARM 2006-11
SARM 2006-12
SASCO 2006-BC1
SASCO 2006-BC2
SASCO 2006-BC3
SASCO 2006-BC4
SASCO 2006-BC5
SASCO 2006-BC6
SASCO 2006-S1
SASCO 2006-S2
SASCO 2006-S3
SASCO 2006-S4
Sequoia Alternative Loan Trust Series 2006-1


(page)


Non-Specific Transactions                             Nominal Trustee Transactions

OWNIT Mortgage Loan Trust Series 2006-5
OWNIT Mortgage Loan Trust Series 2006-6
OWNIT Mortgage Loan Trust Series 2006-7
SACO I Trust Series 2006-1
SACO I Trust Series 2006-2
SACO I Trust Series 2006-3
SACO I Trust Series 2006-4
SACO I Trust Series 2006-5
SACO I Trust Series 2006-6
SACO I Trust Series 2006-7
SACO I Trust Series 2006-8
SACO I Trust Series 2006-9
SACO I Trust Series 2006-10
SACO I Trust Series 2006-12
SATURNS Series 2006-1
SATURNS Series 2006-2
TILES Series 2006-1
Wachovia Bank CMT Series 2006-C24


Custodian Only Transactions                           Paying Agent Only Transactions






EX-33 (i)
ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Newport Management Corporation (the "Asserting Party") provides this assessment of compliance with respect to its performance of functions for the Applicable Servicing Criteria, as specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission, in regards to the loans selected in the Servicing Platform for the following Period:

Servicing Platform: Pools of loans, underlying publicly-issued residential mortgage-backed securities that were issued on or after January 1, 2006 by Aurora Loan Services, LLC ("Servicer"), on which escrow payments were disbursed in 2006, specifically Item 1122(d)(4)(xi), only as it relates to the "Applicable Servicing Criteria" described below, and as disclosed by the Servicer to the Asserting Party (collectively, "Eligible Loans", as identified in Schedule A).

Period: As of and for the year ended December 31, 2006.

Applicable Servicing Criteria: the servicing criteria which applies to the functions performed by the Asserting Party is set forth in Section 229.1122(d)(4)(xi) ("Applicable Servicing Criteria"). With respect to the Applicable Servicing Criteria, the Asserting Party performs the following limited functions:
1. Processes the obligor's hazard insurance information it receives and provides the Servicer with the applicable hazard insurance effective date, payment amount, and payee (collectively, "Insurance Information");
2. Provides the Insurance Information to the Servicer no later than 5 days prior to the applicable expiration date as indicated in the Insurance Information.
3. Disburses escrowed insurance payments to insurance carriers on or before the applicable expiration date.

With respect to the Servicing Platform, and with respect to the Period, the Asserting Party provides the following assessment of its compliance in respect of the Applicable Servicing Criteria (as defined above):

1. The Asserting Party is responsible for assessing its compliance with respect to the functions it performs for the Applicable Servicing Criteria.

2. The Asserting Party has assessed its compliance with respect to the functions it performs for the Applicable Servicing Criteria.

3. Other than as identified on Schedule B hereto, as of and for the Period, the Asserting Party was in material compliance with respect to the functions it performs for the Applicable Servicing Criteria.

KPMG, LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Asserting Party's foregoing assessment of compliance.

NEWPORT MANAGEMENT CORPORATION
By:   /s/ Mark A. McElroy
      Mark A. McElroy
Its:  Executive Vice President

Dated: February 28, 2007


(page)


SCHEDULE A

Exhibit maintained at the office of the depositor.


(page)


SCHEDULE B

MATERIAL INSTANCES OF NONCOMPLIANCE

No material instances of noncompliance: Newport Management Corporation has compiled, in all material respects, with the aforementioned criterion as of and for the year ended December 31, 2006.





EX-33 (j)
ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Newport Management Corporation (the "Asserting Party") provides this assessment of compliance with respect to its performance of functions for the Applicable Servicing Criteria, as specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission, in regards to the loans selected in the Platform for the following Period:

Platform: Pools of loans, underlying publicly-issued residential mortgage-backed securities that were issued on or after January 1, 2006 by IndyMac Bank ("IndyMac"), on which escrow payments were disbursed in 2006, specifically Item 1122(d)(4)(xi), only as it relates to the "Applicable Servicing Criteria" described below, and as disclosed by IndyMac to the Asserting Party (collectively, "Eligible Loans", as identified in Schedule A).

Period: As of and for the year ended December 31, 2006.

Applicable Servicing Criteria: the servicing criteria which applies to the functions performed by the Asserting Party is set forth in Section 229.1122(d)(4)(xi) ("Applicable Servicing Criteria"). With respect to the Applicable Servicing Criteria, the Asserting Party performs the following limited functions:
1. Processes the obligor's hazard insurance information it receives and provides IndyMac with the applicable hazard insurance effective date, payment amount, and payee (collectively, "Insurance Information");
2. Provides the Insurance Information to IndyMac no later than 5 days prior to the applicable expiration date as indicated in the Insurance Information.

With respect to the Platform, and with respect to the Period, the Asserting Party provides the following assessment of its compliance in respect of the Applicable Servicing Criteria (as defined above):

1. The Asserting Party is responsible for assessing its compliance with respect to the functions it performs for the Applicable Servicing Criteria.

2. The Asserting Party has assessed its compliance with respect to the functions it performs for the Applicable Servicing Criteria.

3. Other than as identified on Schedule B hereto, as of and for the Period, the Asserting Party was in material compliance with respect to the functions it performs for the Applicable Servicing Criteria.

KPMG, LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Asserting Party's foregoing assessment of compliance.



NEWPORT MANAGEMENT CORPORATION

By:
/s/ Mark A. McElroy
Mark A. McElroy

Its: Executive Vice President

Dated: February 27, 2007


(page)


SCHEDULE A


Exhibits maintained at the office of the Depositor.




(page)



SCHEDULE B

MATERIAL INSTANCES OF NONCOMPLIANCE

  No material instances of noncompliance: Newport Management Corporation has complied, in all material respects, with the aforementioned criterion as for the year ended December 31, 2006.





EX-33 (k)
(logo) REGULUS


Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 - Asset Backed Securities, 17 C.F.R. section
   229. 1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in Item 1122(d) of Regulation AB.

4. KPMG LLP, a registered public accounting firm, has issued an attestation report on Regulus' assessment of compliance with the Applicable Servicing Criteria as of and for the year ending December 31, 2006. A copy of that attestation report is attached hereto as Exhibit A.


/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007


860 LATOUR COURT | NAPA, CA | 94558 | TEL: 707.254.4000 | FAX: 707.254.4070
| REGULU5GROUP.COM





EX-33 (l)
Management's Assertion

Report on Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934

U.S. Bank National Association ("U.S. Bank") as a party participating in the servicing function for the following transactions:

U.S. Bank Corporate Trust Asset Backed Securities Platform^1

hereby provides the following report on its assessment of compliance with the servicing criteria set forth in Item 1122 of Regulation AB applicable to it and as described on Exhibit A hereto:

1 U.S. Bank is responsible for assessing its compliance with the servicing criteria applicable to it as noted on the accompanying Exhibit A;

2 U.S. Bank used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria;

3 U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria

4 Ernst & Young, a registered public accounting firm, has issued an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report

U.S. BANK NATIONAL ASSOCIATION


/s/ Bryan R. Calder
Name:  Bryan R. Calder
Title: Executive Vice President

Date: February 26, 2007

1 The U.S. Bank Corporate Trust ABS Platform (the "Platform") consists of the activities involved in the performance of servicing functions for publicly issued asset-backed and mortgage-backed transactions the securities of which were offered on or after January 1, 2006 and (ii) certain asset-backed transactions offered prior to January 1, 2006 for which the Issuer has voluntarily elected to make Regulation AB compliant filings under the Securities Exchange Act of 1934, as amended. The Platform does not include transactions conmprised of the repackaging of corporate debt and/or other agency securities.

(page)


EXHIBIT A to Management's Assertion

Reg AB          Servicing Criteria
Reference

General Servicing Considerations



1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in
                 accordance with the transaction agreements.

1122(d)(1)(ii)   If any material servicing activities are outsourced to
                 third parties, policies and procedures are instituted
                 to monitor the third party's performance and compliance
                 with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to              Not Applicable
                 maintain a back-up servicer for the Pool Assets are
                 maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in
                 effect on the party participating in the servicing
                 function throughout the reporting period in the amount
                 of coverage required by and otherwise in accordance
                 with the terms of the transaction agreements.

Cash Collection and Administration

1122(d)(2)(i)    Payments on pool assets are deposited into the
                 appropriate custodial bank accounts and related bank
                 clearing accounts no more than two business days
                 following receipt or such other number of days
                 specified in the transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an
                 obligor or to an investor are made only by authorized
                 personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash
                 reserve accounts or accounts established as a form of
                 over collateralization are separately maintained (e.g.,
                 with respect to commingling of cash) as set forth in
                 the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally
                 insured depository institution as set forth in the
                 transaction agreements. For purposes of this criterion,
                 "federally insured depository institution" with respect
                 to a foreign financial institution means a foreign
                 financial institution that meets the requirements of
                 Rule 13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent
                 unauthorized access.

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with
                 the Commission, are maintained in accordance with the
                 transaction agreements and applicable Commission
                 requirements. Specifically, such reports (A) are
                 prepared in accordance with time frames and other terms
                 set forth in the transaction agreements; (B) provide
                 information calculated in accordance with the terms
                 specified in the transaction agreements; (C) are filed
                 with the Commission as required by its rules and
                 regulations; and (D) agree with investors' or the
                 trustee's records as to the total unpaid principal
                 balance and number of Pool Assets serviced by the
                 Servicer.


1


(page)



1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in
                 accordance with timeframes, distribution priority and
                 other terms set forth in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two business days to the Servicer's investor records, or such other number of days specified in the transaction agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports
                 agree with cancelled checks, or other form of payment,
                 or custodial bank statements.

Pool Asset Administration

1122(d)(4)(i)    Collateral or security on pool assets is maintained
                 as required by the transaction agreements or related
                 pool asset documents.

1122(d)(4)(ii)   Pool assets and related documents are safeguarded as
                 required by the transaction agreements.

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements.

1122(d)(4)(iv)   Payments on pool assets, including any payoffs, made           Not Applicable
                 in accordance with the related pool asset documents
                 are posted to the Servicer's obligor records maintained
                 no more than two business days after receipt, or such
                 other number of days specified in the transaction
                 agreements, and allocated to principal, interest or
                 other items (e.g., escrow) in accordance with the
                 related pool asset documents.

1122(d)(4)(v)    The Servicer's records regarding the pool assets               Not Applicable
                 agree with the Servicer's records with respect to an
                 obligor's unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an              Not Applicable
                 obligor's pool assets (e.g., loan modifications or
                 re-agings) are made, reviewed and approved by authorized
                 personnel in accordance with the transaction
                 agreements and related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance         Not Applicable
                 plans, modifications and deeds in lieu of foreclosure,
                 foreclosures and repossessions, as applicable) are
                 initiated, conducted and concluded in accordance with
                 the timeframes or other requirements established by
                 the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained          Not Applicable
                 during the period a pool asset is delinquent in
                 accordance with the transaction agreements. Such
                 records are maintained on at least a monthly basis,
                 or such other period specified in the transaction
                 agreements, and describe the entity's activities in
                 monitoring delinquent pool assets including, for
                 example, phone calls, letters and payment rescheduling
                 plans in cases where delinquency is deemed temporary
                 (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for           Not Applicable
                 pool assets with variable rates are computed based
                 on the related pool asset documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such         Not Applicable
                 as escrow accounts): (A) such funds are analyzed, in
                 accordance with the obligor's pool asset documents,
                 on at least an annual basis, or such other period
                 specified in the transaction agreements; (B) interest
                 on such funds is paid, or credited, to obligors in
                 accordance with applicable pool asset documents
                 and state laws; and (C) such funds are returned to the
                 obligor within 30 calendar days of full repayment of
                 the related pool assets, or such other number of
                 days specified in the transaction agreements.


2


(page)



1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or          Not Applicable
                 insurance payments) are made on or before the related
                 penalty or expiration dates, as indicated on the
                 appropriate bills or notices for such payments, provided
                 that such support has been received by the servicer at
                 least 30 calendar days prior to these dates, or such
                 other number of days specified in the transaction
                 agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment      Not Applicable
                 to be made on behalf of an obligor are paid from the
                 Servicer's funds and not charged to the obligor, unless
                 the late payment was due to the obligor's error or
                 omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted          Not Applicable
                 within two business days to the obligor's records
                 maintained by the Servicer, or such other number of days
                 specified in the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts          Not Applicable
                 are recognized and recorded in accordance with the
                 transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified in
                 Item 1114(a)(1) through (3) or Item 1115 of Regulation
                 AB, is maintained as set forth in the transaction
                 agreements.


3





EX-33 (m)
Management's Assertion

Report on Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934

U.S. Bank National Association ("U.S. Bank") as a party participating in the servicing function for the following transactions:

U.S. Bank Corporate Trust Asset Backed Securities Platform^1

hereby provides the following report on its assessment of compliance with the servicing criteria set forth in Item 1122 of Regulation AB applicable to it and as described on Exhibit A hereto:

1 U.S. Bank is responsible for assessing its compliance with the servicing criteria applicable to it as noted on the accompanying Exhibit A;

2 U.S. Bank used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria;

3 U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria

4 Ernst & Young, a registered public accounting firm, has issued an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report

U.S. BANK NATIONAL ASSOCIATION


/s/ Bryan R. Calder
Name:  Bryan R. Calder
Title: Executive Vice President

Date: February 26, 2007

1 The U.S. Bank Corporate Trust ABS Platform (the "Platform") consists of the activities involved in the performance of servicing functions for publicly issued asset-backed and mortgage-backed transactions the securities of which were offered on or after January 1, 2006 and (ii) certain asset-backed transactions offered prior to January 1, 2006 for which the Issuer has voluntarily elected to make Regulation AB compliant filings under the Securities Exchange Act of 1934, as amended. The Platform does not include transactions conmprised of the repackaging of corporate debt and/or other agency securities.

(page)


EXHIBIT A to Management's Assertion

Reg AB          Servicing Criteria
Reference

General Servicing Considerations



1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in
                 accordance with the transaction agreements.

1122(d)(1)(ii)   If any material servicing activities are outsourced to
                 third parties, policies and procedures are instituted
                 to monitor the third party's performance and compliance
                 with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to              Not Applicable
                 maintain a back-up servicer for the Pool Assets are
                 maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in
                 effect on the party participating in the servicing
                 function throughout the reporting period in the amount
                 of coverage required by and otherwise in accordance
                 with the terms of the transaction agreements.

Cash Collection and Administration

1122(d)(2)(i)    Payments on pool assets are deposited into the
                 appropriate custodial bank accounts and related bank
                 clearing accounts no more than two business days
                 following receipt or such other number of days
                 specified in the transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an
                 obligor or to an investor are made only by authorized
                 personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash
                 reserve accounts or accounts established as a form of
                 over collateralization are separately maintained (e.g.,
                 with respect to commingling of cash) as set forth in
                 the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally
                 insured depository institution as set forth in the
                 transaction agreements. For purposes of this criterion,
                 "federally insured depository institution" with respect
                 to a foreign financial institution means a foreign
                 financial institution that meets the requirements of
                 Rule 13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent
                 unauthorized access.

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with
                 the Commission, are maintained in accordance with the
                 transaction agreements and applicable Commission
                 requirements. Specifically, such reports (A) are
                 prepared in accordance with time frames and other terms
                 set forth in the transaction agreements; (B) provide
                 information calculated in accordance with the terms
                 specified in the transaction agreements; (C) are filed
                 with the Commission as required by its rules and
                 regulations; and (D) agree with investors' or the
                 trustee's records as to the total unpaid principal
                 balance and number of Pool Assets serviced by the
                 Servicer.


1


(page)



1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in
                 accordance with timeframes, distribution priority and
                 other terms set forth in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two business days to the Servicer's investor records, or such other number of days specified in the transaction agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports
                 agree with cancelled checks, or other form of payment,
                 or custodial bank statements.

Pool Asset Administration

1122(d)(4)(i)    Collateral or security on pool assets is maintained
                 as required by the transaction agreements or related
                 pool asset documents.

1122(d)(4)(ii)   Pool assets and related documents are safeguarded as
                 required by the transaction agreements.

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements.

1122(d)(4)(iv)   Payments on pool assets, including any payoffs, made           Not Applicable
                 in accordance with the related pool asset documents
                 are posted to the Servicer's obligor records maintained
                 no more than two business days after receipt, or such
                 other number of days specified in the transaction
                 agreements, and allocated to principal, interest or
                 other items (e.g., escrow) in accordance with the
                 related pool asset documents.

1122(d)(4)(v)    The Servicer's records regarding the pool assets               Not Applicable
                 agree with the Servicer's records with respect to an
                 obligor's unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an              Not Applicable
                 obligor's pool assets (e.g., loan modifications or
                 re-agings) are made, reviewed and approved by authorized
                 personnel in accordance with the transaction
                 agreements and related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance         Not Applicable
                 plans, modifications and deeds in lieu of foreclosure,
                 foreclosures and repossessions, as applicable) are
                 initiated, conducted and concluded in accordance with
                 the timeframes or other requirements established by
                 the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained          Not Applicable
                 during the period a pool asset is delinquent in
                 accordance with the transaction agreements. Such
                 records are maintained on at least a monthly basis,
                 or such other period specified in the transaction
                 agreements, and describe the entity's activities in
                 monitoring delinquent pool assets including, for
                 example, phone calls, letters and payment rescheduling
                 plans in cases where delinquency is deemed temporary
                 (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for           Not Applicable
                 pool assets with variable rates are computed based
                 on the related pool asset documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such         Not Applicable
                 as escrow accounts): (A) such funds are analyzed, in
                 accordance with the obligor's pool asset documents,
                 on at least an annual basis, or such other period
                 specified in the transaction agreements; (B) interest
                 on such funds is paid, or credited, to obligors in
                 accordance with applicable pool asset documents
                 and state laws; and (C) such funds are returned to the
                 obligor within 30 calendar days of full repayment of
                 the related pool assets, or such other number of
                 days specified in the transaction agreements.


2


(page)



1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or          Not Applicable
                 insurance payments) are made on or before the related
                 penalty or expiration dates, as indicated on the
                 appropriate bills or notices for such payments, provided
                 that such support has been received by the servicer at
                 least 30 calendar days prior to these dates, or such
                 other number of days specified in the transaction
                 agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment      Not Applicable
                 to be made on behalf of an obligor are paid from the
                 Servicer's funds and not charged to the obligor, unless
                 the late payment was due to the obligor's error or
                 omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted          Not Applicable
                 within two business days to the obligor's records
                 maintained by the Servicer, or such other number of days
                 specified in the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts          Not Applicable
                 are recognized and recorded in accordance with the
                 transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified in
                 Item 1114(a)(1) through (3) or Item 1115 of Regulation
                 AB, is maintained as set forth in the transaction
                 agreements.


3





EX-33 (n)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001

YourWellsFargoMortgage.com


Wells Fargo Bank, N.A.

2006 Certification Regarding Compliance with Applicable Servicing Criteria


1. Wells Fargo Bank, N.A. (the "Servicer") is responsible for assessing its compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB as set forth in Exhibit A hereto in connection with the primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the servicing "Platform");

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto, with the exception of those Vendors that have provided their own report on assessment of compliance with servicing criteria, which reports are attached hereto as Exhibit D;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria identified as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to its Platform;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006, except as described on Exhibit B hereto;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December 31, 2006;

7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

8. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006, which attestation report is included on Exhibit C attached hereto.

March 1, 2007

WELLS FARGO BANK, N.A.

By:  /s/ Mary C. Coffin
Mary C. Coffin
Executive Vice President


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

General Servicing Considerations

                 Policies and procedures are instituted to monitor any performance or       X
                 other triggers and events of default in accordance with the
1122(d)(1)(i)    transaction agreements.

                 If any material servicing activities are outsourced to third parties,      X
                 policies and procedures are instituted to monitor the third party's
1122(d)(1)(ii)   performance and compliance with such servicing activities.

                 Any requirements in the transaction agreements to maintain a back-up                                         X
1122(d)(1)(iii)  servicer for the mortgage loans are maintained.

                 A fidelity bond and errors and omissions policy is in effect on the        X
                 party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)   accordance with the terms of the transaction agreements.

Cash Collection and Administration

                 Payments on mortgage loans are deposited into the appropriate              X^1                  X^2
                 custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of
1122(d)(2)(i)    days specified in the transaction agreements.

                 Disbursements made via wire transfer on behalf of an obligor or to an      X
1122(d)(2)(ii)   investor are made only by authorized personnel.

                 Advances of funds or guarantees regarding collections, cash flows or       X
                 distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)  transaction agreements.

                 The related accounts for the transaction, such as cash reserve             X
                 accounts or accounts established as a form of overcollateralization are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)   as set forth in the transaction agreements.

                 Each custodial account is maintained at a federally insured                X
                 depository institution as set forth in the transaction agreements.
                 For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule
1122(d)(2)(v)    13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized access.      X^3                  X^4


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Reconciliations are prepared on a monthly basis for all asset-backed       X
                 securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation, and
                 (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the
1122(d)(2)(vii)  transaction agreements.

Investor Remittances and Reporting

                 Reports to investors, including those to be filed with the                 X
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number
1122(d)(3)(i)    of mortgage loans serviced by the Servicer.

                 Amounts due to investors are allocated and remitted in accordance          X
                 with timeframes, distribution priority and other terms set forth in
1122(d)(3)(ii)   the transaction agreements.

                 Disbursements made to an investor are posted within two business days      X
                 to the Servicer's investor records, or such other number of days
1122(d)(3)(iii)  specified in the transaction agreements.

                 Amounts remitted to investors per the investor reports agree with          X
                 cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)   statements.

Pool Asset Administration

                 Collateral or security on mortgage loans is maintained as required by      X
1122(d)(4)(i)    the transaction agreements or related mortgage loan documents.

                 Mortgage loan and related documents are safeguarded as required by         X
1122(d)(4)(ii)   the transaction agreements.

                 Any additions, removals or substitutions to the asset pool are made        X
                 reviewed and approved in accordance with any conditions or
1122(d)(4)(iii)  requirements in the transaction agreements.

                 Payments on mortgage loans, including any payoffs, made in                 X^5                  X^6
                 accordance with the related mortgage loan documents are posted to the
                 Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)   documents.

                 The Servicer's records regarding the mortgage loans agree with the         X
                 Servicer's records with respect to an obligor's unpaid principal
1122(d)(4)(v)    balance.

                 Changes with respect to the terms or status of an obligor's mortgage       X
                 loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the
1122(d)(4)(vi)   transaction agreements and related pool asset documents.


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Loss mitigation or recovery actions (e.g., forbearance plans,              X
                 modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established
1122(d)(4)(vii)  by the transaction agreements.

                 Records documenting collection efforts are maintained during the           X
                 period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is
1122(d)(4)(viii) deemed temporary (e.g., illness or unemployment).

                 Adjustments to interest rates or rates of return for mortgage loans        X
                 with variable rates are computed based on the related mortgage loan
1122(d)(4)(ix)   documents.

                 Regarding any funds held in trust for an obligor (such as escrow           X
                 accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                 interest on such funds is paid, or credited to obligors in accordance with applicable mortgage loan documents and state laws;
                 and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)    number of days specified in the transaction agreements.

                 Payments made on behalf of an obligor (such as tax or insurance            X^7                  X^8
                 payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such
1122(d)(4)(xi)   other number of days specified in the transaction agreements.

                 Any late payment penalties in connection with any payment to be made       X
                 on behalf of an obligor are paid from the Servicer's funds and not charged in the obligor, unless the late payment was due to the
1122(d)(4)(xii)  obligor's error or omission.

                 Disbursements made on behalf of an obligor are posted within two           X^9                  X^10
                 business days to the obligor's records maintained by the servicer, or
1122(d)(4)(xiii) such other number of days specified in the transaction agreements.

                 Delinquencies, charge-offs and uncollectible accounts are recognized       X
1122(d)(4)(xiv)  and recorded in accordance with the transaction agreements.

                 Any external enhancement or other support, identified in Item                                                X
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained
1122(d)(4)(xv)   as set forth in the transaction agreements.


1 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 2 below.
2 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
3 A portion of this servicing criteria is performed by vendors, as set forth in footnote 4 below.
4 Insurance vendors prepare and safeguard checks on behalf of Wells Fargo. As to one such vendor, see Exhibit D.
5 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 6 below.
6 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
7 A portion of this servicing criteria is performed by vendors, as set forth in footnote 8 below.
8 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees. As to one such vendor, see Exhibit D.
9 A portion of this servicing criteria is performed by one or more vendors, as set forth in footnote 10 below.
10 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees.
As to one such vendor, see Exhibit D.




(page)


EXHIBIT B
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria

Wells Fargo Bank, N.A. ("Wells Fargo") acknowledges the following material instances of noncompliance with the applicable servicing criteria:

1. 1122(d)(3)(i) - Delinquency Reporting - For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.


(page)


EXHIBIT C
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Report or Independent Registered Public Accounting Firm


(page)


EXHIBIT D
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Vendors' Reports on Assessment of Compliance With Servicing Criteria





EX-33 (o)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (p)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (q)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-33 (r)
(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 20007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007



2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage



3





EX-34 (a)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 3300
370 17th Street
Denver, Colorado 80202-5663

Phone: (720) 931-4000
Fax:   (720) 931-4444

Report of Independent Registered Public Accounting Firm
Regulation AB Item 1122 Servicing Platform

Board of Directors
Aurora Loan Services LLC

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Servicing Criteria (the "Management Certification"), that Aurora Loan Services LLC (the "Company"), a wholly-owned subsidiary of Lehman Brothers Bank, FSB, complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the residential mortgage loan servicing compliance platform (the "Regulation AB Item 1122 Servicing Platform"), as defined in the Management Certification, as of and for the year ended December 31, 2006, except for criteria 1122(d)(1)(iii), 1122(d)(3)(i)(C),
1122(d)(4)(xv), which the Company has determined are not applicable to the activities performed by them with respect to the Regulation AB Item 1122 Servicing Platform covered by this report. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Regulation AB Item 1122 Servicing Platform, testing of less than all of the servicing activities related to the Regulation AB Item 1122 Servicing Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation
17.06 of the Securities and Exchange Commission Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

(page)

(logo) ERNST & YOUNG

As described in management's assertion, for servicing criteria 1122(d)(2)(i), 1122(d)(4)(iv), 1122(d)(4)(vii), 1122(d)(4)(xi) and 1122(d)(4)(xii), the
Company has engaged various vendors to perform certain activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the applicable servicing criteria applicable to each vendor as permitted by Interpretation 17.06. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria, including servicing criteria 1122(d)(2)(i), 1122(d)(4)(iv), 1122(d)(4)(vii), 1122(d)(4)(xi) and 1122(d)(4)
(xii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the year ended December 31, 2006 for the Regulation AB 1122 Servicing Platform, is fairly stated, in all material respects.


/s/ Ernst & Young LLP


March 13, 2007





EX-34 (b)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 3300
370 17th Street
Denver, Colorado 80202-5663

Phone: (720)931-4000
Fax: (720)931-4444
www.ey.com

Report of Independent Registered Public Accounting Firm
Regulation AB Item 1122 Master Servicing Platform

Board of Directors
Aurora Loan Services LLC

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Servicing Criteria (the "Management Certification"), that Aurora Loan Services LLC (the "Company"), a wholly-owned subsidiary of Lehman Brothers Bank FSB, complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the residential mortgage loan master servicing compliance platform (the "Regulation AB Item 1122 Master Servicing Platform"), as defined in the Management Certification, as of and for the year ended December 31, 2006, except for criteria 1122(d)(l)(ii), 1122(d)(1)(iii), 1122(d)(2)(iii),
1122(d)(2)(vi), I122(d)(3)(i)(C), 1122(d)(4)(i), 1122(d)(4)(ii), 1122(d)(4)(iv)
through 1122(d)(4)(xiii), and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities performed by them with respect to the Regulation AB Item 1122 Master Servicing Platform covered by this report. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Regulation AB Item 1122 Master Servicing Platform, testing of less than all of the servicing activities related to the Regulation AB Item 1122 Master Servicing Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

A member firm of Ernst & Young Global Limited


(page)


(logo) ERNST & YOUNG

Ernst & Young LLP

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Regulation AB 1122 Master Servicing Platform, is fairly stated, in all material respects.

/s/ Ernst & Young,LLP

March 13, 2007

A member firm of Ernst & Young Global Limited

2





EX-34 (c)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568




Report of Independent Registered Public Accounting Firm


The Board of Directors
Countrywide Financial Corporation:

We have examined management's assessment, included in the accompanying Assessment of Compliance with Applicable Servicing Criteria, that Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly owned subsidiaries, Countrywide Home Loans (CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing L.P., a wholly owned subsidiary of CHL (collectively the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly issued residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, subprime, HELOC, and closed seconds) issued on or after January 1, 2006, for which the Company provides cash collection and administration, investor remittances, and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions", excluding any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, and 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master services, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i), and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions), as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore,


(page)


our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated in all material respects.

/s/ KPMG LLP

Los Angeles, California
February 28, 2007


2


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


The Board of Directors
The Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for servicing criteria 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)
(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)
(4)(xiii) and 1122(d)(4)(xiv ), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly,included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC


(page)


(logo) KPMG


Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (e)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


The Board of Directors

The Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for servicing criteria 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122(d)(4)(xiv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC


(page)


(logo) KPMG


Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2007



KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (f)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
Suite 1800
2001 Rose Ave.
Dallas TX 75201-2997
Telephone (214) 999 1400
Facismile (214) 754 7991
www.pwc.com


Report of Independent Registered Public Accounting Firm


To the Board of Directors of The First American Corporation;

We have examined First American Real Estate Solutions of Texas, L.P.'s (the "Company" and an indirect subsidiary of The First American Corporation), compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all loans for residential mortgage loan outsourcing customers for which the Company served as the residential tax service provider (the "Platform") described in the accompanying Report on Assessment of Compliance, as of December 31, 2006 and for the year then ended, excluding criteria 1122(d)(1)(i)-(iii), 1122(d)(2)(i)-(iv), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and 1122(d)(4)(xiv)-(xv), which the
Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material instance of noncompliance with the servicing criteria set forth in item 1122(d)(2)(vii)(B) of Regulation AB applicable to the Company during year ended December 31, 2006. Account reconciliations for all asset-backed securities related bank accounts were not prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements as required by item 1122(d)(2)(vii)(B) of Regulation AB.

In our opinion, except for the material instance of noncompliance described in the preceding paragraph, First American Real Estate Solutions of Texas, L.P. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for all loans for residential mortgage loan outsourcing customers for which the Company served as the residential tax service provider, in all material respects.


/s/ PricewaterhouseCoopers LLP

February 28, 2007





EX-34 (g)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  725 South Figueroa Street
  Los Angeles, California 90017-5418

* Phone: (213) 977-3200
  www.ey.com


Report of Independent Registered Public Accounting Firm
Regulation AB Item 1122 SFR Servicing Platform


The Board of Directors and Shareholder
Indymac Bank, F.S.B.

We have examined management's assertion, included in the accompanying Management's Assertion on Compliance with Applicable Regulation AB Servicing Criteria (the "Management Assertion"), that Indymac Bank, F.S.B. (the "Bank"), a wholly-owned subsidiary of Indymac Bancorp, Inc., complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the single family residential ("SFR") mortgage loan servicing compliance platform (the "Regulation AB Item 1122 SFR Servicing Platform"), as defined in the Management Assertion, as of and for the year ended December 31, 2006, except for criteria 1122(d)(1)(i), 1122(d)(1)(iii), 1122(d)(3)(i)(C),
1122(d)(4)(ii), and 1122(d)(4)(xv), which the Bank has determined are not applicable to the activities performed by them with respect to the Regulation AB
Item 1122 SFR Servicing Platform covered by this report. Management is responsible for the Bank's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Bank's compliance with the applicable servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Regulation AB Item 1122 SFR Servicing Platform, testing of less than all of the servicing activities related to the Regulation AB Item 1122 SFR Servicing Platform, and determining whether the Bank processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation
17.06 of the Securities and Exchange Commission Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Bank during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Bank during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the applicable servicing criteria.


(page)


(logo) ERNST & YOUNG

* Ernst & Young LLP

Page 2


As described in the Management's Assertion, for servicing criteria 1122(d)(2)(i), 1122(d)(4)(iv), 1122(d)(4)(vii), 1122(d)(4)(xi), 1122(d)(4)(xii),
and 1122(d)(4)(xiii), the Bank has engaged various vendors to perform certain activities required by these servicing criteria. The Bank has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Bank has elected to take responsibility for assessing compliance with the applicable servicing criteria applicable to each vendor as permitted by Interpretation 17.06. As permitted by Interpretation 17.06, the Bank has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply, in all material respects, with servicing criteria applicable to each vendor. The Bank is solely responsible for determining that it meets the Securities and Exchange Commission requirements to apply Interpretation 17.06 for the vendors and related criteria as described in the Management Assertion, and we performed no procedures with respect to the Bank's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Bank complied with the aforementioned applicable servicing criteria, including servicing criteria 1122(d)(2)(i), 1122(d)(4)(iv), 1122(d)(4)(vii), 1122(d)(4)(xi), 1122(d)(4)(xii),
and 1122(d)(4)(xiii), for which compliance is determined based on Interpretation
17.06 as described above, as of and for the year ended December 31, 2006 for the Regulation AB 1122 SFR Servicing Platform, is fairly stated, in all material respects.


/s/ Ernst & Young LLP


March 16, 2007


A Member Practice of Ernst & Young Global





EX-34 (h)
Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Management's Assertion on Compliance with Item 1122 Criteria, that LaSalle Bank National Association ("LBNA" or "the Company"), a wholly owned subsidiary of LaSalle Bank Corporation, complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for all new Asset Backed Securities, Commercial Mortgage Backed Securities and Residential Mortgage Backed Securities securitization trust transactions subsequent to January 1, 2006, to the extent subject to Regulation AB for which LBNA is trustee ("the Platform"), as of and for the year ended December 31, 2006, except for those criteria which the Company has determined are not applicable to the activities performed by them with respect to the Platform covered by this report. See Exhibit A of management's assertion for a list of servicing criteria determined by the Company to be applicable to the activities performed by them with respect to the Platform. As indicated in the Management's Assertion on Compliance with Item 1122 Criteria, management's assertion for servicing criteria 1122(d)(3)(i)(A) and (B) covers only the information in reports to investors that is specifically required by the respective transaction agreements, and not to any additional information included in reports to investors that is not required by the respective transaction agreements. Management is responsible for the Company's compliance with the servicing criteria listed in Exhibit A. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual mortgage transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 28, 2007
Chicago, Illinois





EX-34 (i)
(logo) KPMG

KPMG LLP
Suits 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568



Report of Independent Registered Public Accounting Firm


The Board of Directors
Newport Management Corporation:

We have examined management's assessment, included in the accompanying Assessment of Compliance with Applicable Servicing Criteria, that Newport Management Corporation (the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for pools of loans, underlying publicly issued residential mortgage-backed securities that were issued on or after January 1, 2006 by Aurora Loan Services, LLC, on which escrow payments were disbursed in 2006 (the Platform), specifically Item 1122(d)(4)(xi), only as it relates to: (1) processing the obligor's hazard insurance information the Company receives; (2) providing Aurora Loan Services, LLC with the applicable hazard insurance effective date, payment amount, and payee (collectively, Insurance Information); (3) providing the Insurance Information to Aurora Loan Services, LLC no later than 5 days prior to the applicable expiration date as indicated in the Insurance Information; and (4) disbursing escrowed insurance payments to insurance carriers on or before the applicable expiration date, as of and for the year ended December 31, 2006. The Company has determined that no other servicing criteria are applicable to the activities it performs with respect to the Platform. Schedule A to the Assessment of Compliance with Applicable Servicing Criteria lists the individual loans identified by management as constituting the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss Cooperative.


(page)


In our opinion, management's assessment that the Company complied with the aforementioned servicing criterion as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP
Los Angeles, California

February 28, 2007



2





EX-34 (j)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568


Report of Independent Registered Public Accounting Firm

The Board of Directors
Newport Management Corporation:


We have examined management's assessment, included in the accompanying Assessment of Compliance with Applicable Servicing Criteria, that Newport Management Corporation (the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for pools of loans, underlying publicly issued residential mortgage-backed securities that were issued on or after January 1, 2006 by IndyMac Bank, on which escrow payments were disbursed in 2006 (the Platform), specifically Item 1122(d)(4)(xi), only as it relates to processing the obligor's hazard insurance information the Company receives, providing IndyMac Bank with the applicable hazard insurance effective date, payment amount, and payee (collectively, Insurance Information), and providing the Insurance Information to IndyMac Bank no later than 5 days prior to the applicable expiration dates as indicated in the Insurance Information, as of and for the year ended December 31, 2006. The Company has determined that no other servicing criteria are applicable to the activities it performs with respect to the Platform. Schedule A to the Assessment of Compliance with Applicable Servicing Criteria lists the individual loans identified by management as constituting the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


(page)


In our opinion, management's assessment that the Company complied with the aforementioned servicing criterion as of and for the year ended December 31,2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Los Angeles, California
February 27, 2007





EX-34 (k)
(logo) KPMG

KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499


Report of Independent Registered Public Accounting Firm

The Board of Members
Regulus Group LLC:

We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item 1122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the Platform) as of and for the year ended December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP


Philadelphia, PA
February 22, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (l)
(logo) Ernst & Young

Ernst & Young LLP
220 South Sixth Street, Ste. 1400
Minneapolis, MN 55402-4509

Phone: (612) 343-1000
www.ey.com


Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Corporate Trust Asset Backed Securities platform (the Platform) as of and for the year ended December 31, 2006, except for criteria 1122(d)(1)(iii) and 1122(d)(4)(iv) through 1122(d)(4)(xiv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006, for the Corporate Trust Asset Backed Securities platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 26, 2007

A Member Practice of Ernst & Young Global





EX-34 (m)
(logo) Ernst & Young

Ernst & Young LLP
220 South Sixth Street, Ste. 1400
Minneapolis, MN 55402-4509

Phone: (612) 343-1000
www.ey.com


Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Corporate Trust Asset Backed Securities platform (the Platform) as of and for the year ended December 31, 2006, except for criteria 1122(d)(1)(iii) and 1122(d)(4)(iv) through 1122(d)(4)(xiv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006, for the Corporate Trust Asset Backed Securities platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 26, 2007

A Member Practice of Ernst & Young Global





EX-34 (n)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Report of Independent Registered Public Accounting Firm

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined Wells Fargo Bank, N.A.'s (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for its primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the Platform), except for servicing criteria 1122(d)(1)(iii) and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


(page)


(logo) KPMG

As described in the accompanying 2006 Certification Regarding Compliance with Applicable Servicing Criteria, for servicing criteria 1122(d)(2)(i), 1122(d)(2)(vi), 1122(d)(4)(iv), 1122(d)(4)(xi), and 1122(d)(4)(xiii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), with the exception of those vendors who have provided their own reports on assessment of compliance with servicing criteria to the Company, for which the Company does not take such responsibility. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.


In our opinion, except for the instances of material noncompliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria as of and for the year ended December 31, 2006.


/s/ KPMG LLP

Des Moines, Iowa
March 1, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (o)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (p)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (q)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (r)
(logo) ERNST & YOUNG


Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria, Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 20, 2007


A Member Practice of Ernst & Young Global





EX-35 (a)
(logo) AURORA LOAN SERVICES

Depositor:      Structured Asset Securities Corporation
                Attention: Mortgage Finance SARM 2006-4
                745 7th Avenue, 7th Floor
                New York, NY 10019

Master Servicer:Aurora Loan Services LLC
                Chris Baker
                327 Inverness Drive South
                Englewood, CO 80112

Trustee:        U.S. Bank, N.A.
                Attention: Structured Finance SARM 2006-4
                60 Livingston Avenue
                St. Paul, MN 55107

Subject:        Annual Officer's Certification
Fiscal Year:    2006
Investor Code:  F45
Investor Name:  SARM 2006-4

I, Terry Gentry, the undersigned, a duly authorized officer of Aurora Loan Services LLC (the "Servicer"), do certify the following for the Calendar Year 2006:

1. A review of the activities of the Servicer during the preceding calendar year (or portion thereof) and of its performance under the Agreement for such period has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement in all material aspects throughout 2006 (or applicable portion thereof), or, if there has been a failure to fulfill any such obligation in any material respect, I have specifically identified to the Master Servicer, the Depositor, and the Trustee each such failure known to me and the nature and status thereof, including the steps being taken by the Servicer to remedy such default.

Certified by: AURORA LOAN SERVICES LLC

By /s/ Terry L. Gentry
Name:  Terry L. Gentry
Title: Managing Director





EX-35 (b)
(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


Depositor: Structured Asset Securities Corporation
           745 Seventh Avenue, 8th Floor
           New York, NY 10019

Trustee:   US Bank, N.A.
           One Federal Street, 3rd Floor
           Boston, MA 02110

Securities Administrator:
           Wells Fargo Bank, N.A.
           9062 Old Annapolis Road
           Columbia, MD 21045


Subject:        Annual Officer's Certification
Fiscal Year:    2006
Securitization: SARM 2006-4


I, E. Todd Whittemore, the undersigned, a duly authorized officer of Aurora Loan Services LLC (the "Master Servicer"), do certify the following for the Calendar Year 2006:

1. A review of the activities of the Master Servicer during the preceding calendar year (or portion thereof) and of its performance under the Agreement for such period has been made under my supervision.

2. To the best of my knowledge, based on such review, the Master Servicer has fulfilled all of its obligations under the Agreement in all material aspects throughout 2006 (or applicable portion thereof), or, if there has been a failure to fulfill any such obligation in any material respect, I have specifically identified to the Depositor, and the Trustee each such failure known to me and the nature and status thereof, including the steps being taken by the Master Servicer to remedy such default.


Certified by: AURORA LOAN SERVICES LLC

By: /s/ E. Todd Whittemore
Name: E. Todd Whittemore
Title: Executive Vice President

(logo) EQUAL HOUSING LENDER





EX-35 (c)
(logo) Countrywide
HOME LOANS

400 Countrywide Way
Simi Valley, California 93065-6298

February 28, 2007




WELLS FARGO
9062 OLD ANNAPOLIS RD
COLUMBIA, MD 21045
Laneise Foxworth


OFFICER'S CERTIFICATE


I, Joseph Candelario, hereby certify that I am an officer of Countrywide LP, Inc., general partner of Countrywide Home Loans Servicing LP (the "Servicer"). I further certify, with respect to the applicable servicing agreement relating to the securitization transaction(s) set forth on Exhibit A attached hereto (the "Servicing Agreement") that:

(a) A review of the activities of the Servicer during the preceding calendar year and of the performance of the Servicer under the Servicing Agreement has been made under my supervision; and

(b) To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout such year.

/s/ Joseph Candelario
Joseph Candelario
First Vice President
Compliance Officer
Loan Administration

February 28, 2007

See Deal Name listing on following page.


(page)


Exhibit A

ACE 2006-CW1
ACE 2006-FM2
ACE 2006-NC2
ACE 2006-NC3
BAFC 2006-2
BAFC 2006-A
BAFC 2006-D
BAFC 2006-H
BCAP 2006AA1
BCAP 2006-AA2
BSALTA 2006-1
BSALTA 2006-2
BSALTA 2006-3
BSALTA 2006-4
BSALTA 2006-5
BSALTA 2006-6
BSALTA 2006-7
BSALTA 2006-8
BSARM 2006-2
BSARM 2006-4
CSAB 2006-2
CSAB 2006-3
CSAB 2006-4
CSFB ARMT 2006-1
CSFB ARMT 2006-2
CSFB ARMT 2006-3
CSMC 2006-1
CSMC 2006-2
CSMC 2006-3
CSMC 2006-4
CSMC 2006-5
CSMC 2006-7
CSMC 2006-8
CSMC 2006-9
DBALT 2006-AB3 (SUB)
DBALT 2006-AB4 (SUB)
DBALT 2006-AF1
DBALT 2006-AR1
DBALT 2006-AR2
DBALT 2006-AR3
DBALT 2006-AR4
DBALT 2006-AR5 (SUB)
DBALT 2006-AR6 (SUB)
DBALT 2006-OA1 (SUB)
GSAA 2006-10 (SUB)
GSAA 2006-11
GSAA 2006-14
GSAA 2006-16
GSAA 2006-17


(page)


Exhibit A (con't.)
GSAA 2006-19
GSAA 2006-20
GSAA 2006-4
GSAA 2006-4 (SUB)
GSAA 2006-7 SUB
GSAA 2006-8
GSAA 2006-8 (SUB)
GSR 2006-1F (SUB)
GSR 2006-1F (SUB)
GSR 2006-2F (SUB)
GSR 2006-2F (SUB)
GSR 2006-3F (SUB)
GSR 2006-3F (SUB)
GSR 2006-5F (SUB)
GSR 2006-5F (SUB)
GSR 2006-6F
GSR 2006-7F
GSR 2006-8F
GSR 2006-9F
GSR 2006-10F
GSR 2006-AR1
GSR 2006-AR2
GSR 2006-OA1
HARBORVIEW 2006-2
HARBORVIEW 2006-6
HARBORVIEW 2006-11
HARBORVIEW 2006-12
SASCO 2006-BC2
SASCO 2006-BC3
SASCO 2006-BC4
SASCO 2006-BC5
THORNBURG 2006-1
THORNBURG 2006-2
THORNBURG 2006-4
THORNBURG 2006-5
DBALT 2006-AR6
DBALT 2006-OA1
GSR 2006-1F
GSR 2006-5F
JPMMT 2006-A7
JPMMT 2006-S2
JPMMT 2006-S3
JPMMT 2006-54
LMT 2006-9
LUMINENT 2006-2
LUMINENT 2006-5
LUMINENT 2006-5
LUMINENT 2006-6
MARM 2006-2
MARM 2006-OA2
MLMI 2006-A1


(page)


Exhibit A (con't.)
MLMI 2006-A2
MLMI 2006-A3
MLMI 2006-A4
MSAC 2006-HE8
MSIX 2006-1
MSM 2006-1AR
SAIL 2006-3
SAMI II 2006-AR1
SAMI II 2006-AR2
SAMI II 2006-AR3
SAMI II 2006-AR4
SAMI II 2006-AR6
SAMI II 2006-AR7
SAMI II 2006-AR8
SARM 2006-2
SARM 2006-3
SARM 2006-4
SARM 2006-5
SARM 2006-7
SARM 2006-8
SARM 2006-9
THORNBURG 2006-3
ZUNI 2006-OA1
GSR 2006-3F
GSR 2006-2F
PRIME 2006-CL1
SARM 2006-1
THORNBURG 2006-6
JPALT 2006-A1
JPALT 2006-A2
JPALT 2006-A3
JPALT 2006-A4
JPALT 2006-A6
JPALT 2006-A7
JPALT 2006-S1
JPALT 2006-S3
JPALT 2006-S4
JPMAC 2006-CW2
JPMMT 2006-A1
JPMMT 2006-A2
JPMMT 2006-A3
JPMMT 2006-A4
JPMMT 2006-A6
HASCO 2006-HE1
SEQUOIA 2006-1
SEQUOIA 2006-1
SQALT 2006-1





EX-35 (g)
(logo) imb  IndymacBank

Officer's Certificate

The following shall certify that IndyMac Bank FSB, acting as the Servicer, has performed (i) a review of the activities of the Company during the preceding calendar year and of performance under this Agreement has been made under such officer's supervision, and (ii) the Company as complied fully with the provisions of Article II and Article IV, and (iii) to the best of such officer's knowledge, based on such review, the Company has fulfilled all its obligations under this Agreement throughout such year, or, if there has seen a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof and the action being taken by the Company to cure such default.

By: /s/ Robert M. Abramian
Robert M. Abramian
First Vice President
Home Loan Servicing
Investor Reporting
IndyMac Bank

Prepared for:   Aurora Loan Services (Lehman Brothers Wholeloans)
Investor #:     See attached Exhibit A.
Date:   February 28, 2007

www.indymacbank.com

460 Sierra Madre Villa Ave., Pasadena, CA 91107         Tel: 626.535.5555

(page)


(logo) imb IndymacBank



EXHIBIT A

LMT 2006-4 (PPP TO TRUST) INV 140                         140
LMT 2006-5 (PPP TO TRUST) INV 294                         294
LMT 2006-6 (PPP TO TRUST) INV 433                         433
LMT 2006-7 (PPP TO TRUST) INV 443                         443
LMT 2006-8 (PPP TO TRUST) 449                             449
LMT 2006-9 (PPP TO TRUST) 4108                           4108
LXS 2006-10N (PPP TO TRUST) INV 495                       286
LXS 2006-11 (PPP TO TRUST) INV 139                        139
LXS 2006-12N (PPP TO TRUST) INV 137                       137
LXS 2006-13 (PPP TO TRUST) INV 193                        193
LXS 2006-14N (PPP TO TRUST) INV 188                       188
LXS 2006-15 (PPP TO TRUST) INV 377                        377
LXS 2006-16N (PPP TO TRUST) INV 374                       374
LXS 2006-17 (PPP TO TRUST) INV 441                        441
LXS 2006-18N (PPP TO TRUST)  447                          447
LXS 2006-19 (PPP TO TRUST)  448                           448
LXS 2006-20 (PPP TO TRUST)  4109                         4109
LXS 2006-2N (PPP TO TRUST) INV 930                        903
LXS 2006-7  INV 238                                       238
LXS 2006-8  INV 275                                       275
SARM 2006-4  INV 234                                      234
SARM 2006-8  INV 187                                      187



www.indymacbank.com

460 Sierra Madre Villa Ave., Pasadena, CA 91107
Tel: 626.535.5555





EX-35 (n)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001


Wells Fargo Bank, N.A.
Servicer Compliance Statement

1. I, John B. Brown, Senior Vice President of Wells Fargo Bank, N.A. ("Wells Fargo") hereby state that a review of the activities of Wells Fargo during the calendar year 2006 and of Wells Fargo's performance under the servicing agreement(s) listed on the attached Exhibit A (the "Servicing Agreement(s)") has been made under my supervision.

2. To the best of my knowledge, based on such review, Wells Fargo has fulfilled all of its obligations under the Servicing Agreement(s) in all material respects throughout 2006.

/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Bank, N.A.

March 1, 2007


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


                Series                                                                  Shelf
BNC 2006-2      BNC Mortgage Loan Trust 2006-2                                          Lehman          106     713
BAF 2006-7      Banc of America Funding 2006-7 Trust                                    Bank of America 106     S05
BAF 2006-8T2    Banc of America Funding 2006-8T2 Trust                                  Bank of America 106     S06
BAF 2006-G      Banc of America Funding 2006-G Trust                                    Bank of America 708     444
BST 2006-2      Bear Steams ARM Trust 2006-2                                            Bear Stearns    708     342
BSL 2006-5      Bear Steams ALT-A Trust 2006-5                                          Bear Stearns    708     348
BSA 2006-3      Bear Steams Asset Backed Securities I Trust 2006-3                      Bear Stearns    708     368
BSL 2006-4      Bear Stearns ALT-A Trust 2006-4                                         Bear Stearns    708     369
BSA 2006-SD4    Bear Steams Asset Backed Securities Trust 2006-SD4                      Bear Stearns    708     457
CMLTI 2006-FX1  Citigroup Mortgage Loan Trust 2006-FX1                                  Citigroup       106     C19
DAL 2006-AR6    Deutsche Alt-A Securities Mortgage Loan Trust, Series 2006-AR6          Deutsche        106     X20
GSA 2006-15     GSAA Home Equity Trust 2006-15                                          Goldman Sachs   106     G15
GSA 2006-8      GSAA Home Equity Trust 2006-8                                           Goldman Sachs   708     B77
JPMMT 2006-S3   J.P. Morgan Mortgage Trust 2006-S3                                      JP Morgan       708     380
JPMMT 2006-A6   J.P. Morgan Mortgage Trust 2006-A6                                      JP Morgan       708     455
JPMMT 2006-Al   J.P. Morgan Mortgage Trust 2006-Al                                      JP Morgan       708     B10
JPMAC 2006-WF1  J.P. Morgan Mortgage Acquisition Trust 2006-WF1                         JP Morgan       708-396
SAIL 2006-BN1   Structured Asset Investment Loan Trust 2006-BNC1                        Lehman          106     713
SAIL 2006-BN2   Structured Asset Investment Loan Trust 2006-BNC2                        Lehman          106     717
SAIL 2006-BN3   Structured Asset Investment Loan Trust 2006-BNC3                        Lehman          106     725
SARM 2006-5     Structured Adjustable Rate Mortgage Loan Trust, Series 2006-5           Lehman          708     345
SAIL 2006-4     Structured Asset Investment Loan Trust 2006-4                           Lehman          708     364
SASC 2006-WF2   Structured Asset Securities Corporation Mortgage Loan Trust 2006-WF2    Lehman          708     367
SARM 2006-6     Structured Adjustable Rate Mortgage Loan Trust, Series 2006-6           Lehman          708     373
SASC 2006-WF3   Structured Asset Securities Corporation Mortgage Loan Trust 2006-WF3    Lehman          708     441
LMT 2006-5      Lehman Mortgage Trust 2006-5                                            Lehman          708     442
SARM 2006-8     Structured Adjustable Rate Mortgage Loan Trust, Series 2006-8           Lehman          708     450
SAIL 2006-1     Structured Asset Investment Loan Trust 2006-1                           Lehman          708     B02
SARM 2006-2     Structured Adjustable Rate Mortgage Loan Trust, Series 2006-2           Lehman          708     B40
SASC 2006-BC1   Structured Asset Securities Corporation Mortgage Loan Trust 2006-BC1    Lehman          708     B41
SAIL 2006-2     Structured Asset Investment Loan Trust 2006-2                           Lehman          708     B47
SARM 2006-1     Structured Adjustable Rate Mortgage Loan Trust, Series 2006-1           Lehman          708     B56
SASC 2006-WF1   Structured Asset Securities Corporation Mortgage Loan Trust 2006-WF1    Lehman          708     B58
SARM 2006-4     Structured Adjustable Rate Mortgage Loan Trust, Series 2006-4           Lehman          708     B76
SASC 2006-AM1   Structured Asset Securities Corporation Mortgage Loan Trust 2006-AM1    Lehman          103     716
MLM 2006-A04    Merrill Lynch Mortgage Investors Trust, Series 2006-A4                  Merrill Lynch   708     376
MLM 2006-AF1    Merrill Lynch Mortgage Investors Trust, Series 2006-AF1                 Merrill Lynch   708     454
MLC 2006-3      Merrill Lynch Mortgage Investors Trust, Series MLCC 2006-3              Merrill Lynch   708     832
MLM 2006-A03    Merrill Lynch Mortgage Investors Trust, Series 2006-A3                  Merrill Lynch   708     B31
MSML 2006-2     Morgan Stanley Mortgage Loan Trust 2006-2                               Morgan Stanley  106     P39
MSML 2006-7     Morgan Stanley Mortgage Loan Trust 2006-7                               Morgan Stanley  106     P46
MSML 2006-11    Morgan Stanley Mortgage Loan Trust 2006-11                              Morgan Stanley  106     P56
MSML 2006-12X   Morgan Stanley Mortgage Loan Trust 2006-12XS                            Morgan Stanley  106     P65
MSML 2006-13AR  Morgan Stanley Mortgage Loan Trust 2006-13ARX                           Morgan Stanley  106     P66



(page)



NHEL 2006-WF1   Nomura Home Equity Loan, Inc., Home Equity Loan Trust, Series 2006-WF1  Nomura          106     Q54
NHEL 2006-HE1   Nomura Home Equity Loan, Inc., Home Equity Loan Trust, Series 2006-HE1  Nomura          708     H02
MASTR 2006-1    Mastr Asset Securitization Trust 2006-1                                 UBS             708     H02
MARM 2006-2     MASTR Adjustable Rate Mortgages Trust 2006-2                            UBS             708     H04
MASTR 2006-2    MASTR Asset Securitization Trust 2006-2                                 UBS             708     Q54
WFHET 2006-3    Wells Fargo Home Equity Asset-Backed Securities 2006-3 Trust            Wells Fargo     708     843
WFMBS 2006-1    Wells Fargo Mortgage Backed Securities 2006-1 Trust                     Wells Fargo     708     JD
WFMBS 2006-2    Wells Fargo Mortgage Backed Securities 2006-2 Trust                     Wells Fargo     708     JD
WFMBS 2006-3    Wells Fargo Mortgage Backed Securities 2006-3                           Wells Fargo     708     JD
WFMBS 2006-4    Wells Fargo Mortgage Backed Securities 2006-4 Trust                     Wells Fargo     708     JD
WFMBS 2006-5    Wells Fargo Mortgage Backed Securities 2006-5 Trust                     Wells Fargo     708     JD
WFMBS 2006-6    Wells Fargo Mortgage Backed Securities 2006-6 Trust                     Wells Fargo     708     JD
WFMBS 2006-7    Wells Fargo Mortgage Backed Securities 2006-7 Trust                     Wells Fargo     708     JD
WFMBS 2006-8    Wells Fargo Mortgage Backed Securities 2006-8 Trust                     Wells Fargo     708     JD
WFMBS 2006-9    Wells Fargo Mortgage Backed Securities 2006-9 Trust                     Wells Fargo     708     JD
WFMBS 2006-10   Wells Fargo Mortgage Backed Securities 2006-10 Trust                    Wells Fargo     708     JD
WFMBS 2006-11   Wells Fargo Mortgage Backed Securities 2006-11 Trust                    Wells Fargo     708     JD
WFMBS 2006-12   Wells Fargo Mortgage Backed Securities 2006-12 Trust                    Wells Fargo     708     JD
WFMBS 2006-13   Wells Fargo Mortgage Backed Securities 2006-13 Trust                    Wells Fargo     708     JD
WFMBS 2006-14   Wells Fargo Mortgage Backed Securities 2006-14 Trust                    Wells Fargo     708     JD
WFMBS 2006-15   Wells Fargo Mortgage Backed Securities 2006-15 Trust                    Wells Fargo     708     JD
WFMBS 2006-16   Wells Fargo Mortgage Backed Securities 2006-16 Trust                    Wells Fargo     708     JD
WFMBS 2006-17   Wells Fargo Mortgage Backed Securities 2006-17 Trust                    Wells Fargo     708     JD
WFMBS 2006-18   Wells Fargo Mortgage Backed Securities 2006-18 Trust                    Wells Fargo     708     JD
WFMBS 2006-19   Wells Fargo Mortgage Backed Securities 2006-19 Trust                    Wells Fargo     708     JD
WFMBS 2006-20   Wells Fargo Mortgage Backed Securities 2006-20 Trust                    Wells Fargo     708     JD
WFMBS 2006-A10  Wells Fargo Mortgage Backed Securities 2006-AR10 Trust                  Wells Fargo     708     JD
WFMBS 2006-Al1  Wells Fargo Mortgage Backed Securities 2006-AR11 Trust                  Wells Fargo     708     JD
WFMBS 2006-A12  Wells Fargo Mortgage Backed Securities 2006-AR12 Trust                  Wells Fargo     708     JD
WFMBS 2006-A13  Wells Fargo Mortgage Backed Securities 2006-AR13 Trust                  Wells Fargo     708     JD
WFMBS 2006-A14  Wells Fargo Mortgage Backed Securities 2006-AR14 Trust                  Wells Fargo     708     JD
WFMBS 2006-A15  Wells Fargo Mortgage Backed Securities 2006-AR15 Trust                  Wells Fargo     708     JD
WFMBS 2006-A16  Wells Fargo Mortgage Backed Securities 2006-AR16 Trust                  Wells Fargo     708     JD
WFMBS 2006-A17  Wells Fargo Mortgage Backed Securities 2006-AR17 Trust                  Wells Fargo     708     JD
WFMBS 2006-A18  Wells Fargo Mortgage Backed Securities 2006-AR18 Trust                  Wells Fargo     708     JD
WFMBS 2006-A19  Wells Fargo Mortgage Backed Securities 2006-AR19 Trust                  Wells Fargo     708     JD
WFMBS 2006-AR1  Wells Fargo Mortgage Backed Securities 2006-AR1 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR2  Wells Fargo Mortgage Backed Securities 2006-AR2 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR3  Wells Fargo Mortgage Backed Securities 2006-AR3 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR4  Wells Fargo Mortgage Backed Securities 2006-AR4 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR5  Wells Fargo Mortgage Backed Securities 2006-AR5 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR6  Wells Fargo Mortgage Backed Securities 2006-AR6 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR7  Wells Fargo Mortgage Backed Securities 2006-AR7 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR8  Wells Fargo Mortgage Backed Securitues 2006-AR8 Trust                   Wells Fargo     708     JD
